Form 10-K
period 2014-12-31
Teardroppers, Inc.
filed 2015-03-31
CIK 1615780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-197889

THE TEARDROPPERS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2407247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 75th Street West, Ste. SWS Rosamond, CA 93560	93560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: Phone: 949-751-2173

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $756,000 based on of the last price at which the Company sold its shares ($0.20 per share of common stock) as of June 9, 2014.

On March 31, 2015, we had 37,800,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Teardroppers, Inc.’s Registration Statement on Form S-1 did not contain the certified financial statements for the year ended December 31, 2014, as contemplated by Rule 15d-2. Therefore, as required by Rule 15d-2, The Teardroppers, Inc is hereby filing such certified financial statements with the SEC under cover of the facing page of an Annual Report of Form 10-K.

Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

The Teardroppers, Inc.

Rosamond, CA

I have audited the accompanying balance sheets of The Teardroppers, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2014 and from inception June 3, 2013 to December 31, 2013, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period from inception June 3, 2013 to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 30, 2015

THE TEARDROPPERS, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2014	December 31, 2013 (Restated)
Current Assets
Cash	$27,125	$75,078
Total Current Assets	27,125	75,078

Fixed Assets:
Property & equipment	20,000	–
Less: Accumulated depreciation	(1,833)	–
Fixed assets, net	18,167	–

Total Assets	$45,292	$75,078

Liabilities and Stockholders' Deficit:

Current Liabilities
Loan payable from related party	$300,000	$75,000
Line of credit from related party	75,000	–
Accrued interest	740	–
Total Current Liabilities	375,740	75,000

Total Liabilities	375,740	75,000

Stockholders' Equity:
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued 0 shares, respectively	–	–
Common stock, par value $0.001, authorized 100,000,000 shares, issued 37,800,000 and 36,600,000 shares, respectively	37,800	36,600
Stock subscription receivable	–	(1,000)
Additional paid in capital	48,700	11,400
Accumulated deficit	(416,948)	(46,922)
Total Stockholders' Equity	(330,448)	78

Total Liabilities and Stockholders' Equity	$45,292	$75,078

The accompanying notes are an integral part of these financial statements.

THE TEARDROPPERS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	From Inception June 3, 2013 to December 31, 2013 (Restated)	From Inception June 3, 2013 to December 31, 2014
Revenues	$–	$–	$–
Costs of revenues	–	–	–

Gross Margin	–	–	–

Operating Expenses:
Consulting	72,053	3,000	75,053
Consulting to related party	224,767	7,900	232,667
General & administrative	37,019	36,022	73,041
Professional fees	35,447	–	35,447
Operating Expenses	369,286	46,922	416,208

Operating Income	(369,286)	(46,922)	(416,208)

Other Income (Expense)
Interest Expense	(740)	–	(740)
Total Other Income (Expense)	(740)	–	(740)

Net Income Before Taxes	(370,026)	(46,922)	(416,948)

Income Tax Provision	–	–	–

Net Income	$(370,026)	$(46,922)	$(416,948)

Net income per share- basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding- basic and diluted	37,573,881	36,158,057

The accompanying notes are an integral part of these financial statements.

THE TEARDROPPERS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred		Common		Stock Subscription	Additional Paid in	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance June 3, 2013	–	$–	–	$–	–	$–	$–	$–

Shares issued to founders	–	–	36,000,000	36,000	–	–	–	36,000
Shares issued for services	–	–	150,000	150	–	2,850	–	3,000
Shares issued for cash	–	–	450,000	450	(1,000)	8,550	–	8,000
Net loss from inception June 3, 2013 to December 31, 2013	–	–	–	–	–	–	(46,922)	(46,922)
Balance December 31, 2013	–	–	36,600,000	36,600	(1,000)	11,400	(46,922)	78

Shares issued for cash	–	–	800,000	800	1,000	15,200	–	17,000
Shares issued for reduction of debt	–	–	508,333	508	–	67,492	–	68,000
Shares issued for services	–	–	225,000	225	–	4,275	–	4,500
Shares cancelled	–	–	(333,333)	(333)	–	(49,667)	–	(50,000)
Net loss for year	–	–	–	–	–	–	(370,026)	(370,026)
Balance December 31, 2014	–	$–	37,800,000	$37,800	$–	$48,700	$(416,948)	$(330,448)

The accompanying notes are an integral part of these financial statements.

THE TEARDROPPERS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	From Inception June 3, 2013 to December 31, 2013 (Restated)	From Inception June 3, 2013 to December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the Period	$(370,026)	$(46,922)	$(416,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued to founders	–	36,000	36,000
Stock issued for debt reduction	3,000	–	3,000
Stock issued for services	4,500	3,000	7,500
Depreciation	1,833	–	1,833
Changes in Operating Assets and Liabilities
Increase in accrued interest	740	–	740
Net Cash Used in Operating Activities	(359,953)	(7,922)	(367,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,000)	–	(5,000)
Net Cash Used in Investing Activities	(5,000)	–	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	17,000	8,000	25,000
Proceeds from line of credit to related party	75,000	–	75,000
Proceeds from loan from related party	225,000	75,000	300,000
Net Cash Provided by Financing Activities	317,000	83,000	400,000

Net (Decrease) Increase in Cash	(47,953)	75,078	27,125
Cash at Beginning of Period	75,078	–	–
Cash at End of Period	$27,125	$75,078	$27,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–	$–
Franchise and income taxes	$–	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued as payment of note payable	$15,000	$–	$15,000

The accompanying notes are an integral part of these financial statements.

TEARDROPPERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We intend to enter the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Restated financial activity

The prior period audited financial activity has been restated. See restatement footnote.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Fair value of financial instruments

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and December 31, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of December 31, 2014 and December 31, 2013, respectively, using the market and income approaches.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, five (5) years for automobile, and seven (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

Income taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation (“ASC No. 718”). Under ASC No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC No. 718.  FASB ASC No. 505, Equity Based Payments to Non-Employees, defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB ASC.

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were no potentially dilutive shares outstanding as of December 31, 2014 and December 31, 2013, respectively.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 4 – FIXED ASSETS

Property and equipment consists of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Property and equipment, net	$20,000	$–
Less: accumulated depreciation	(1,833)	–
Property and equipment, net	$18,167	$–

Depreciation expense for the year ended December 31, 2014 was $1,833.

In May of 2014, the Company purchased two automobiles to be used in promotional and operational activities for $65,000. The Company issued two notes payable totally $65,000 as consideration. The notes payable were immediately converted into 433,333 common shares of the Company leaving a zero balance on both notes payable. The two automobiles sold to the Company were owned by a related party to the Company. On September 1, 2014, the Company agreed to return the Apache truck which was purchased through the issuance of a $50,000 note payable and later converted into 333,333 common shares. The 333,333 common shares were returned to treasury.

In October of 2014, the Company purchased and assembled a custom trailer to be used in mobile billboard advertising operations. The cost basis of the custom trailer is $5,000.

NOTE 5 – LOAN PAYABLE FROM RELATED PARTY

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of December 12, 2014) would be repaid by the Company. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2015. As of December 31, 2014 and 2013, the Company has a loan payable from related party balance of $300,000 and $75,000.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as they are the majority shareholder of the Company.

In November of 2014, the Company drew $75,000 from their line of credit with DEVCAP Partners, LLC. As of December 31, 2014 and December 31, 2013, the Company has a line of credit from related party balance of $75,000 and $0. As of December 31, 2014, the Company recorded $740 of accrued interest on the line of credit with DEVCAP.

NOTE 7 – RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 1,500 square feet of office and garage space at 3500 75th Street West, Rosamond, California. We share this space with Matthew D. Jackson, our Chief Marketing Officer. Presently, we do not incur any expenses for the use of this facility. We also occupy office space at 4041 MacArthur Blvd., Newport Beach, CA for which we pay $1,550 per month. It is a month-to-month oral lease.

Loans from related party (Gemini Southern, LLC)

The Company has a loan agreement with Gemini Southern, LLC, a private corporation which has a managing member, Kevin O’Connell, whom is also a managing member of DEVCAP Partners, LLC, the majority shareholder in the Company. See Note 5 for further disclosure.

Line of credit from related party

The Company has a line of credit agreement with DEVCAP Partners, LLC whom is also the majority shareholder in the Company. See Note 6 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. In the year ended December 31, 2014 the Company recorded consulting to related party expense of $224,767, all of which was paid to DEVCAP Partners, LLC, the Company’s majority shareholder. From inception June 3, 2013 to December 31, 2014 the Company recorded a consulting to related party expense of $7,900, all of which was paid to DEVCAP Partners, LLC.

Purchase of equipment through issuance of note payable to related party

In May of 2014, the Company purchased two automobiles to be used in promotional and operational activities for a total price of $65,000. The Company issued two notes payable totally $65,000 as consideration. The notes payable were immediately converted into 433,333 common shares of the Company leaving a zero balance on both notes payable. The two automobiles sold to the Company were owned by the father of our majority shareholder Kevin O’Connell. On September 1, 2014, the Company returned the Apache truck which was purchased through the issuance of a $50,000 note payable and later converted into 333,333 common shares. The 333,333 common shares were returned to treasury.

NOTE 8 – STOCKHOLDERS’ EQUITY

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase it authorized shares to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

In the period from inception, June 3, 2013 to December 31, 2013, the Company issue 36,600,000 shares of common stock of which 36,000,000 were to six founders, 450,000 shares were for $9,000 cash and 150,000 shares were for consulting services. The shares issued for consulting services were valued at $0.02, the average price of stock sold for cash which resulted in the Company recording a consulting expense of $3,000. Of the stock issued for cash, $1,000 was not received till 2014 and therefore was recorded as a stock subscription receivable. The 36,000,000 shares issued to the six founders, (DEVCAP Partners, LLC, Steven Verska, GB Investments, Inc., Cassin Farlow, LLC, Raymond Gerrity and Robert Wilson), were valued at par $0.001 which resulted in the Company recording a cost of services expense of $36,000.

In the year ended December 31, 2014, the Company issued 1,533,333 shares of common stock of which 800,000 shares were for $16,000 cash, 508,333 shares were for the reduction of $65,000 in notes payable and $3,000 in accrued expenses and 225,000 shares were for consulting services rendered in the period. We valued the cost of the consulting services at the average price of stock sold for cash, $0.02, which resulted in a non-cash consulting expense of $4,500. The Company also cancelled 333,333 shares, further described in Note 4.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

NOTE 10 – RESTATED FINANCIAL STATEMENTS

The Company has restated its balance sheet, statements of operations, statements of stockholders’ equity and statements of cash flows as of December 31, 2013 and for the period from June 3, 2013 to December 31, 2013 to account for the following;

1.	On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of September 30, 2014) would be repaid by the Company. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2015. The consulting agreement dated September 20, 2013 was cancelled on September 20, 2014.

The following are previously recorded and restated balances to our balance sheet as of December 31, 2013 and statement of operations for the period from June 3, 2013 to December 31, 2013.

TEARDROPPERS, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2013
	Originally Reported	Restated	Difference
Assets:
Current Assets
Cash	$75,078	$75,078	$–
Total Current Assets	75,078	75,078	–

Total Assets	$75,078	$75,078	$–

Liabilities and Stockholders' Deficit:

Current Liabilities
Loan from related party	$–	$75,000	$75,000
Total Current Liabilities	–	75,000	75,000

Total Liabilities	–	75,000	75,000

Stockholders' Equity:
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued 0 shares, respectively	–	–	–
Common stock, par value $0.001, authorized 100,000,000 shares, issued 36,600,000 shares, respectively	36,600	36,600	–
Stock subscription receivable	(1,000)	(1,000)	–
Additional paid in capital	11,400	11,400	–
Accumulated deficit	28,078	(46,922)	(75,000)
Total Stockholders' Equity	75,078	78	(75,000)

Total Liabilities and Stockholders' Equity	$75,078	$75,078	$–

The accompanying notes are an integral part of these financial statements.

TEARDROPPERS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	From Inception June 3, 2013 to December 31, 2013
	Originally Reported	Restated	Difference
Revenues	$75,000	$–	$(75,000)
Costs of revenues	–	–	–

Gross Margin	75,000	–	(75,000)

Operating Expenses:
Consulting	3,000	3,000	–
Consulting to related party	7,900	7,900	–
General & administrative	36,022	36,022	–
Operating Expenses	46,922	46,922	–

Operating Income	28,078	(46,922)	(75,000)

Net Income Before Taxes	28,078	(46,922)	(75,000)

Income Tax Provision	–	–	–

Net Income	$28,078	$(46,922)	$(75,000)

Net income per share- basic and diluted	$0.00	$(0.00)	$–

Weighted average common shares outstanding- basic and diluted	36,158,057	36,158,057	–

The accompanying notes are an integral part of these financial statements.

TEARDROPPERS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	From Inception June 3, 2013 to December 31, 2013
	Originally
	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the Period	$28,078	$(46,922)	$(75,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued to founders	36,000	36,000	–
Stock issued for services	3,000	3,000	–
Changes in Operating Assets and Liabilities
Net Cash Used in Operating Activities	67,078	(7,922)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	8,000	8,000	–
Proceeds from loans from related party	–	75,000	75,000
Net Cash Provided by Financing Activities	8,000	83,000	75,000

Net (Decrease) Increase in Cash	75,078	75,078	–
Cash at Beginning of Period	–	–	–
Cash at End of Period	$75,078	$75,078	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–	$–
Franchise and Income Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

The Teardroppers, Inc.

By:	/s/ Raymond Gerrity
Raymond Gerrity
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond Gerrity	Chief Executive Officer & Director	March 31, 2015
Raymond Gerrity	(Principal Executive Officer)

/s/ Robert Wilson	Chief Financial Officer & Director	March 31, 2015
Robert Wilson	(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document
101 DEF	XBRL Definition Linkbase Document

