Form 10-Q
period 2015-03-31
Teardroppers, Inc.
filed 2015-05-20
CIK 1615780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-177792

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3500 75th Street West, Ste. SWS

Rosamond, CA 93560

(Address of principal executive offices)

949-751-2173

(Issuer’s telephone number)

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 37,750,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 20, 2015.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE TEARDROPPERS, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2015	2014
Assets:
Current Assets
Cash	$9,050	$27,125
Total Current Assets	9,050	27,125

Fixed Assets:
Property & equipment	20,000	20,000
Less: Accumulated depreciation	(2,833)	(1,833)
Fixed assets, net	17,167	18,167

Total Assets	$26,217	$45,292

Liabilities and Stockholders' Deficit:

Current Liabilities
Loan payable from related party	$300,000	$300,000
Line of credit from related party	150,000	75,000
Accrued interest	11,157	740
Total Current Liabilities	461,157	375,740

Total Liabilities	461,157	375,740

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued 0 shares, respectively	–	–
Common stock, par value $0.001, authorized 100,000,000 shares, issued 37,750,000 and 37,800,000 shares, respectively	37,750	37,800
Additional paid in capital	47,750	48,700
Accumulated deficit	(520,440)	(416,948)
Total Stockholders' Deficit	(434,940)	(330,448)

Total Liabilities and Stockholders' Deficit	$26,217	$45,292

The accompanying notes are an integral part of these condensed unaudited financial statements.

THE TEARDROPPERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)
	For the three months	For the three months
	March 31,	March 31,
	2015	2014

Revenues	$–	$–
Costs of revenues	–	–
Gross Profit	–	–

Operating Expenses:
Consulting	10,500	16,353
Consulting to related party	44,889	90,587
General & administrative	16,923	6,492
Professional fees	20,763	15,000
Total Operating Expenses	93,075	128,432

Operating Income	(93,075)	(128,432)

Other Income (Expense)
Interest Expense	(10,417)	–

Net Income Before Taxes	(103,492)	(128,432)

Income Tax Provision	–	–

Net Income	$(103,492)	$(128,432)

Net income per share- basic and diluted	$(0.00)*	$(0.00)*

Weighted average common shares outstanding- basic and diluted	37,763,333	36,817,778

* denotes a loss of less than $(0.01).

The accompanying notes are an integral part of these condensed unaudited financial statements.

THE TEARDROPPERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the three months	For the three months
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the Period	$(103,492)	$(128,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	–	1,500
Depreciation	1,000	–
Changes in Operating Assets and Liabilities
Increase in accrued interest	10,417	–
Net Cash Provided by (Used in) Operating Activities	(92,075)	(126,932)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–
Net Cash Used in Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
(Refund) proceeds from sale of stock	(1,000)	2,000
Proceeds from line of credit to related party	75,000	–
Proceeds from loan from related party	–	75,000
Net Cash Provided by Financing Activities	74,000	77,000

Net (Decrease) Increase in Cash	(18,075)	(49,932)

Cash at Beginning of Period	27,125	75,078

Cash at End of Period	$9,050	$25,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–
Franchise and income taxes	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”, “we”, “us” or “our”), was incorporated under the laws of the state of Nevada.

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

Condensed Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders' equity and cash flows disclosed activity since the date of our inception (June 3, 2013) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. Consequently these additional disclosures have not been included in these financial statements.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Accounting Standards Codification ("ASC") 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity's own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and December 31, 2014.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of March 31, 2015 and December 31, 2014, respectively, using the market and income approaches.

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

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

Advertising costs

Advertising costs are expensed as incurred. Company recorded no advertising costs during the three months ending March 31, 2015 and 2014.

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the three month periods ended March 31, 2015 or 2014.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

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

The Company has incurred losses since inception, has accumulated losses of $520,440 and a working capital deficit of $452,107 as of March 31, 2015. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 4 – FIXED ASSETS

Property and equipment consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Property and equipment, net	$20,000	$20,000
Less: accumulated depreciation	(2,833)	(1,833)
Property and equipment, net	$17,167	$18,167

Depreciation expense for the three months ended March 31, 2015 was $1,000 (2014 - $0).

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

In October of 2014, the Company purchased and assembled a custom trailer to be used in mobile billboard advertising operations. The cost basis of the custom trailer was $5,000.

NOTE 5 – LOAN PAYABLE FROM RELATED PARTY

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of December 12, 2014) would be repaid by the Company. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2015. As of March 31, 2015 and December 31, 2014, the Company has a loan payable from related party balance of $300,000.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as they are the majority shareholder of the Company.

In November of 2014, the Company drew $75,000 from their line of credit with DEVCAP Partners, LLC. In the first quarter of 2015, a further $75,000 was advanced to the Company under this line of credit. As of March 31, 2015 and December 31, 2014, the Company had a line of credit from related party balance of $150,000 and $75,000, respectively.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

During the three months ended March 31, 2015 50,000 shares were return and the former investors were repaid $1,000.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Business of The Company

The Teardroppers, Inc., (the “Company”), is a Nevada corporation which was formed in June of 2013.

Mobile Billboard Advertising

We intend to enter the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have ordered the assembly of one Teardrop Trailer from an independent partnership (the "Partnership"), based upon Teardrop Trailer designs provided by the Partnership and approved by us. This Teardrop Trailer was delivered on January 15, 2015. In addition, we ordered a "Kit" from the Partnership, along with a custom chassis from an independent supplier recommended by the Partnership, which enables us to assemble our first Teardrop Trailer. The Teardrop Trailer assembled from this Kit was assembled by an independent contractor and was delivered to us on December 31, 2014. Due to manufacturing limitations of the Partnership, we determined that it would be faster and more efficient to assemble a completed Teardrop Trailer from a Kit then to wait for delivery of a completed Teardrop Trailer from the Partnership. In the future, we intend to obtain additional Teardrop Trailers by using a Kit and independent contractors to assemble the Kit.

The Teardrop Trailer

Teardrop Trailers are designed to be towed behind small economy sized vehicles, pickup trucks and any qualified tow vehicles. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have ordered the assembly of one Teardrop Mobile Trailer from the Partnership at a contract price of $5,000. The cost to assemble the Teardrop Trailer from the Kit is a total of $4,995($3,000 for the Kit, $495 for the chassis, and $1,500 for the services of the independent contractor to assemble the Kit on the chassis.)

Our Teardrop Trailers will be approximately 4 feet (1.2 m) in width and 10 feet (3.0 m) in length and 5 feet (1.5 m) in height Wheels and tires are outside the body and are covered by fenders. Our Teardrop Trailers will be covered with thin sheets of aluminum. Since Teardrop Trailers are relatively light, most vehicles can tow a Teardrop Trailer and have little effect on the vehicle's fuel consumption. We do not intend to lease our Teardrop Trailers for camping or recreational use. However, our first trailer will be configured in a camping trailer configuration so as to enhance the residual value of the trailer. We believe that some of our future rental customers, who will rent our trailers for longer periods, may use the interior space for their personnel's comfort or for storage.

Our trailers will be assembled upon a chassis that has tail lights, wiring, fenders, wheels and a trailer hitch that is compliant with Federal and State regulations. We have no formal relationship with any trailer chassis manufacturer, but we believe that many manufacturers will continue to offer a chassis that we will utilize in our trailers. In the event that chassis become unavailable, our business would be adversely affected as we would then have to adjust our designs to fit chassis available from other sources.

Marketing

We intend to market our advertising and design services through our website www.tdropmobile.com. We have hired an independent web-site developer to develop our website, which was completed on December 14, 2014. In addition, we intend to offer our mobile billboard advertising services through traditional marketing channels, such as trade journals, trade catalogues, yellow pages advertising, and through the personal contacts of our Management. Marketing of our mobile billboard advertising has already commenced as we have made several proposals to motor sports events and advertisers to use our services. We also market our consulting services through personal contacts of our officers and majority shareholder.

We plan to order additional Teardrop Trailers or Kits from either the Partnership, or independent Computer Numerical Control ("CNC") contractors. The CNC contractor will use the plans and designs provided by the Partnership. The Teardrop Trailer we ordered will be assembled on trailer chassis that we have obtained from an independent trailer chassis manufacturer.

We have chosen the unique shape and look of a Teardrop Trailer as our advertising platform as we believe its "eye appeal" will be attractive to a target audience's view and retention of the adverting images which will appear on the Teardrop Trailer.

In May of 2014, we acquired two fully restored "Classic" vehicles with the intention that these vehicles be used to tow our Teardrop trailers and to be used as marketing vehicles for our business. We acquired a 1959 Chevrolet Apache Fleetside pick-up truck (the "Apache") and a 1979 Ford Ranchero. On September 1, 2014, we returned the Apache to the seller and the consideration (333,333 of our shares valued at $50,000) was returned to us. The Ranchero vehicle will be available to be leased as a tow vehicle with our Teardrop trailers or it can be leased independently from the trailers. We believe that the use of this vehicle in conjunction with a Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

We intend to offer advertising space on our trailers. Advertisement will be installed by applying decals, large vinyl sheets as decals or by fastening one large sheet of vinyl to the sides and top of the trailer. In addition, we will offer to provide our tow vehicle and a driver.

We believe that the mobile billboard outdoor advertising will offer to advertisers:

•	Event Marketing

•	New Product Launches

•	Retail Store Openings

•	Grand Openings

•	Tradeshow Advertising

•	Political Advertising and Campaigning

•	Publicity

•	Concerts

•	Sporting Events

•	Conventions

•	Trade Shows

•	Outdoor Festivals

•	Beach Cities and Events

•	Grand Openings

•	Holiday Events

•	Motion Picture Premiers
12

We believe that mobile billboard outdoor advertising offers certain advantages to advertisers, among which include:

•	Mobile trailers are flexible providing one with a wide variety of space and cost options, which can be used for anything from short sales promotions to being part of a long-term brand awareness campaign.

•	Instead of hoping people see an advertisement, the advertisements are brought to them.

•	They are more cost effective than other forms of advertising.

•	We can park the trailer in front of a business or a competitor's.

•	We can thoroughly saturate a specific area unlike regular billboards, radio, TV or direct mail.

•	We can provide specific demographic routes so that there are multiple exposures.

•	Mobile billboards create impact because of their movement, size and prominence on the road and can go where other advertising can’t. They merely have to be visible to attract attention.

•	We can provide advertisements in the middle of all the activity at a special event like a tournament, fair, tradeshow, sporting event et. al.

•	As they are eye-level with consumers, the message is communicated directly, increasing the impact of the product.

We will also offer to work closely with our clients to fully understand the client's marketing objectives. We will used our best efforts to identify the highest profile locations in our client's target market in order to provide the most efficient, high exposure, high impact and cost-effective mobile billboard advertising campaign.

At every stage of the process, our services will include design, branding and selection of graphics, to achieve maximum results. Audio, illumination, promotional sampling and other sensory elements can be added to further enhance an advertising message.

Our rates will be negotiated at time of agreement with our client. Our rates will be based upon the range of services, length of the advertising contract, number of vehicles used, miles traveled, length of campaign, ancillary costs and other variables. Generally, we anticipate our rates to be $995 for the design and application, and removal of graphics to a trailer; $295 per day for the use of the trailer; $175 per day for a tow vehicle and driver, based upon a 6 hour day. There will be a 3 day minimum for each trailer rental.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

The Company recognized no revenue during the three months ended March 31, 2015 or 2014.

Operating Expenses

For the three months ended March 31, 2015 operating expenses were $93,075 compared to $128,432 in 2014 or a decrease of $35,357. The biggest decrease was consulting to related parties which decreased to $44,889 from $90,587 or $45,698, as the Company desired to rely less on their consultants.. Professional fees increased to $20,763 from $15,000 as well and general and administrative expenses which increased to $16,923 from $6,492, both were the results of the company gearing up and expanding.

Interest and Financing Costs

Interest was $10,417 for the three months ended March 31, 2015 compared to $0 in the three months ended March 31, 2014 as the Company had no borrowings outstanding during the three months ended March 31, 2014,

Net Income (Loss)

The Company incurred losses of $93,075 in the three months ended March 31, 2015 compared to $128,432 during the three months ended March 31, 2014, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $9,050 in cash at March 31, 2015 with a working capital deficit of $452,107. As of December 31, 2014, the Company had cash of $27,125 with a working capital deficit of $348,615.

Cash Flows for the three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014.

Operating activities

During the three months ended March 31, 2015, we used $92,075 in operating activities compared to $126,932 during the three months ended March 31, 2014, a decrease of $34,857. The decrease between the two periods was largely due to a $24,940 reduction in losses and a $10,417 increase in accrued interest during the three months ended March 31, 2015.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2015 or 2014.

Financing activities

During the three months ended March 31, 2015, we generated $74,000 from financing activities compared to $77,000 during the three months ended March 31, 2014. During the three months ended March 31, 2015, we received $75,000 by way of line of credit from related party and refunded $1,000 in respect of previous sales of shares of our common stock. By comparison, during the three months ended March 31, 2014, we received $75,000 by way of loan from related party and $2,000 from the sale of shares of our common stock.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015 , there were no sale of shares of the Company's common stock..

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2015, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TEARDROPPERS, INC.

May 20, 2015

By: /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

