Form 10-Q
period 2015-06-30
Teardroppers, Inc.
filed 2015-08-19
CIK 1615780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were 37,750,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 19, 2015.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

THE TEARDROPPERS, INC.

2

THE TEARDROPPERS, INC.

Financial Statements

(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

TEARDROPPERS, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2015	2014
Assets:
Current Assets
Cash	$99	$27,125
Total Current Assets	99	27,125

Fixed Assets:
Property & equipment	20,000	20,000
Less: accumulated depreciation	(3,833)	(1,833)
Fixed assets, net	16,167	18,167

Total Assets	$16,266	$45,292

Liabilities and Stockholders' Deficit:

Current Liabilities
Loan payable, related party	$300,000	$300,000
Line of credit, related party	159,000	75,000
Accrued interest, related party	22,376	740
Total Current Liabilities	481,376	375,740

Total Liabilities	481,376	375,740

Stockholders' Deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	–	–
Common stock, par value $0.001, 100,000,000 shares authorized and 37,750,000 and 37,800,000 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014 respectively.	37,750	37,800
Additional paid in capital	47,750	48,700
Accumulated deficit	(550,610)	(416,948)
Total Stockholders' Deficit	(465,110)	(330,448)

Total Liabilities and Stockholders' Deficit	$16,266	$45,292

The accompanying notes are an integral part of these condensed unaudited financial statements.

TEARDROPPERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues	$–	$–	$–	$–

Operating Expenses:
Consulting	2,500	2,500	13,000	29,103
Consulting, related party	–	–	44,889	139,087
General & administrative	1,950	13,170	18,874	29,114
Professional fees	14,501	14,500	35,263	25,000
Total Operating Expenses	18,951	30,170	112,026	222,304

Operating (Loss)	(18,951)	(30,170)	(112,026)	(222,304)

Interest Expense, related party	(11,219)	–	(21,636)	–

(Loss) Before Taxes	(30,170)	(30,170)	(133,662)	(222,304)

Income Tax Provision	–	–	–	–

Net (Loss)	$(30,170)	$(30,170)	$(133,662)	$(222,304)

Net (loss) per share- basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.01)

Weighted average common shares outstanding- basic and diluted	37,750,000	36,943,132	37,756,630	37,233,425

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TEARDROPPERS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

								Total
					Stock	Additional		Stockholders'
	Preferred		Common		Subscription	Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance December 31, 2013 - audited	–	$–	36,600,000	$36,600	$(1,000)	$11,400	$(46,922)	$78

Shares issued for cash	–	–	800,000	800	1,000	15,200	–	17,000

Shares issued for reduction of debt	–	–	508,333	508	–	67,492	–	68,000

Shares issued for services	–	–	225,000	225	–	4,275	–	4,500

Shares cancelled	–	–	(333,333)	(333)	–	(49,667)	–	(50,000)

Net loss for year	–	–	–	–	–	–	(370,026)	(370,026)

Balance December 31, 2014 - audited	–	–	37,800,000	37,800	–	48,700	(416,948)	(330,448)

Shares returned	–	–	(50,000)	(50)	–	(950)	–	(1,000)

Net loss for the period	–	–	–	–	–	–	(133,662)	(133,662)

Balance June 30, 2015 - unaudited	–	$–	37,750,000	$37,750	$–	$47,750	$(550,610)	$(465,110)

The accompanying notes are an integral part of these condensed unaudited financial statements.

TEARDROPPERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended	For the six months ended
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the Period	$(133,662)	$(222,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	2,708
Changes in Operating Assets and Liabilities
Increase in accrued interest	21,636	–
Net Cash Used in Operating Activities	(110,026)	(219,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	–	(65,000)
Net Cash (Used in) Provided by Investing Activities	–	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (refund) from sale of stock (cancellation of stock sale)	(1,000)	89,500
Proceeds from line of credit to relate party	84,000	75,000
Proceeds from loan from related party	–	75,000
Net Cash Provided by Financing Activities	83,000	239,500

Net (Decrease) Increase in Cash	(27,026)	(45,096)

Cash at Beginning of Period	27,125	75,078

Cash at End of Period	$99	$29,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–
Franchise and income taxes	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”, “we”, “us”, or “our”), was incorporated under the laws of the state of Nevada.

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

Interim financial statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 filed with the SEC.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s loan payable related party and line of credit related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and December 31, 2014.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of June 30, 2015 and December 31, 2014, respectively, using the market and income approaches.

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

There were no potentially dilutive shares issued or outstanding during the three and six month periods ended June 30, 2015 or 2014.

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

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses and has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 4 – FIXED ASSETS

Property and equipment consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Property and equipment, net	$20,000	$20,000
Less: accumulated depreciation	(3,833)	(1,833)
Property and equipment, net	$16,167	$18,167

Depreciation expense for the three and six month periods ended June 30, 2015 was $1,000 (2014 - $0) and $2,000 (2014 - $0), respectively.

In May of 2014, the Company purchased two automobiles to be used in promotional and operational activities for $65,000. The Company issued two notes payable totally $65,000 as consideration. The notes payable were immediately converted into 433,333 common shares of the Company leaving a zero balance on both notes payable. The two automobiles sold to the Company were owned by a related party to the Company. On September 1, 2014, the Company agreed to return one of the trucks which was purchased through the issuance of a $50,000 note payable and later converted into 333,333 common shares. The 333,333 common shares were returned to treasury.

In October of 2014, the Company purchased and assembled a custom trailer to be used in mobile billboard advertising operations. The cost basis of the custom trailer is $5,000.

NOTE 5 – LOAN PAYABLE, RELATED PARTY

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013 ($300,000 as of June 30, 2015 and December 31, 2014) would be repaid by the Company. The balance will be paid back, with interest commencing on January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2015. As of June 30, 2015 and December 31, 2014, the Company has a loan payable from related party balance of $300,000.

NOTE 6 – LINE OF CREDIT, RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as they are the majority shareholder of the Company.

In November of 2014, the Company drew $75,000 from their line of credit with DEVCAP Partners, LLC. In the first and second quarters of 2015, a further $75,000 and $9,000, respectively, was advanced to the Company under the line of credit. As of June 30, 2015, the Company had drawn down a balance of $159,000 under the line of credit, related party.

NOTE 7 – RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 1,500 square feet of office and garage space at 3500 75th Street West, Rosamond, California. We share this space with Matthew D. Jackson, our Chief Marketing Officer. Presently, we do not incur any expenses for the use of this facility.

Loans from related party (Gemini Southern, LLC)

The Company has a loan agreement with Gemini Southern, LLC, a private corporation which has a managing member, Kevin O’Connell, who is also a managing member of DEVCAP Partners, LLC, the majority shareholder in the Company. See Note 5 for further disclosure.

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

Purchase of equipment through issuance of note payable to related party

In May of 2014, the Company purchased two automobiles to be used in promotional and operational activities for a total price of $65,000. The Company issued two notes payable totally $65,000 as consideration. The notes payable were immediately converted into 433,333 common shares of the Company leaving a zero balance on both notes payable. The two automobiles sold to the Company were owned by the father of our majority shareholder Kevin O’Connell. On September 1, 2014, the Company returned one of the trucks which was purchased through the issuance of a $50,000 note payable and later converted into 333,333 common shares. The 333,333 common shares were returned to treasury.

NOTE 8 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase it authorized shares to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

In the year ended December 31, 2014, the Company issued 1,533,333 shares of common stock of which 800,000 shares were for $17,000 cash, 508,333 shares were for the reduction of $65,000 in notes payable and $3,000 in accrued expenses and 225,000 shares were for consulting services rendered in the period. We valued the cost of the consulting services at the average price of stock sold for cash, $0.02, which resulted in a non-cash consulting expense of $4,500. The Company also cancelled 333,333 shares, further described in Note 4.

During the first three months of 2015, 50,000 shares were returned to the Company and the former investors were repaid $1,000.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events" the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Mobile Billboard Advertising

We intend to enter the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have ordered the assembly of one Teardrop Trailer from an independent partnership (the "Partnership"), based upon Teardrop Trailer designs provided by the Partnership and approved by us. This Teardrop Trailer is was delivered on January 15, 2015. In addition, we intend to produce a second Teardrop trailer using a custom chassis from an independent supplier. The Teardrop Trailer will be assembled by an independent contractor and is expected to delivered to us by December 31, 2015. In the future, we intend to obtain additional Teardrop Trailers by using independent contractors.

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

Our Teardrop Trailers will be approximately 4 feet (1.2 m) in width and 10 feet (3.0 m) in length and 5 feet (1.5 m) in height Wheels and tires are outside the body and are covered by fenders. Our Teardrop Trailers will be covered with thin sheets of aluminum. Since Teardrop Trailers are relatively light, most vehicles can tow a Teardrop Trailer and have little effect on the vehicle's fuel consumption. We do not intend to lease our Teardrop Trailers for camping or recreational use. However, our trailers will be configured in a camping trailer configuration so as to enhance the residual value of the trailer. We believe that some of our future rental customers, who will rent our trailers for longer periods, may use the interior space for their personnel's comfort or for storage.

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

Marketing

We intend to market our advertising and design services through our website www.tdropmobile.com. We have hired an independent web-site developer to develop our website, which is active. We also are active with social media with both Facebook and Twitter. . In addition, we intend to offer our mobile billboard advertising services through traditional marketing channels, such as trade journals, trade catalogues, yellow pages advertising, and through the personal contacts of our Management. Marketing of our mobile billboard advertising has already commenced as we have made several proposals to motor sports events and advertisers to use our services. We also market our consulting services through personal contacts of our officers and majority shareholder.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

The Company recognized no revenue during the three months ended June 30, 2015 or for the same period ended June 30, 2014.

Operating Expenses

For the three months ended June 30, 2015 operating expenses were $18,951 compared to $30,170 for the same period in 2014 for a decrease of $11,219. The decrease was primarily a result of the decrease in general and administrative expenses, $10,500 of which was due to the termination of a consultant agreement for $3,500 per month. The consulting agreement was terminated to reduce the expenses of the Company.

Interest and Financing Costs

Interest expense was $11,219 for the three months ended June 30, 2015 compared to $0 in the three months ended June 30, 2014 as the Company had no borrowings outstanding during the three months ended March 31, 2014.

Net Income (Loss)

The Company incurred losses of $30,170 in the three months ended June 30, 2015 compared to $30,170 during the three months ended June 30, 2014 due to the factors discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

The Company recognized no revenue during the six months ended June 30, 2015 and no revenue for the six months ended June 30, 2014.

Operating Expenses

For the six months ended June 30, 2015 operating expenses were $112,026 compared to $222,304 for the same period in 2014 for a decrease of $110,278.  The decrease was a result of a decrease in consulting and related party expenses which decreased to $44,889 from $139,087 for a difference of $94,198.  Consulting expenses decreased to $13,000 from $29,103 for a decrease of $16,103. In addition, general and administrative expenses decreased to $18,874 from $29,114 for a decrease of $10,240. The consulting agreement and related party expenses were terminated to reduce the expenses of the Company.  These decreases were offset by an increase in professional fees which went up to $35,263 from $25,000 for an increase of $10,263.

Interest and Financing Costs

Interest expense was $21,626 for the six months ended June 30, 2015 compared to $0 in the six months ended June 30, 2014 as the Company had no borrowings outstanding during the six months ended June 30, 2014,

Net Income (Loss)

The Company incurred losses of $133,662 in the six months ended June 30, 2015 compared to $222,304 during the six months ended June 30, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses and has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. . Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

The Company had $99 in cash at June 30, 2015 with availability on our related party line of credit with General Pacific Partners, LLC of $441,000.  We had a working capital deficit of $481,277.  As of December 31, 2014, the Company had cash of $27,125 with a working capital deficit of $348,615.

Operating activities

During the six months ended June 30, 2015, we used $110,026 in operating activities compared to $219,596 during the six months ended June 30, 2014, a decrease of $109,570. The decrease between the two periods was largely due to a $88,642 reduction in losses and a $21,636 increase in accrued interest during the three months ended June 30, 2015.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended June 30, 2015 compared to cash used of $65,000 for the same period in 2014 relating to the purchase of fixed assets.

Financing activities

During the six months ended June 30, 2015, we generated $83,000 from financing activities compared to $239,500 during the six months ended June 30, 2014, a decrease of $155,600. During the six months ended June 30, 2015, we received $84,000 by way of line of credit from related party and repaid $1,000 to a former investor in the Company. By comparison, during the six months ended June 30, 2014, we received $75,000 by way of loan from related party, $75,000 proceeds from a related party and $89,500 proceeds from sale of stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2015, the Company had no senior securities issued and outstanding.

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

August 19, 2015

By:  /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

