Form 10-Q
period 2015-09-30
Teardroppers, Inc.
filed 2015-11-19
CIK 1615780

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-177792

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4653 Spice Street

Lancaster, CA 92536

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act. (check one)

Large Accredited filer ☐	Accelerated filer ☐
Non-accredited filer ☐	Smaller reporting company☒

There were 37,750,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 5, 2015.

THE TEARDROPPERS, INC.

THE TEARDROPPERS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
Assets:	2015	2014
Current Assets
Cash	$40,222	$27,125
Total Current Assets	40,222	27,125

Fixed Assets:
Property & equipment	20,000	20,000
Less: Accumulated depreciation	(4,833)	(1,833)
Fixed assets, net	15,167	18,167

Total Assets	$55,389	$45,292

Liabilities and Stockholders' Deficit:

Current Liabilities
Loan payable from related party	$300,000	$300,000
Line of credit from related party	236,461	75,000
Accrued interest-related party	34,047	740
Total Current Liabilities	570,508	375,740

Total Liabilities	570,508	375,740

Stockholders' Deficit:
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued 0 shares, respectively	–	–
Common stock, par value $0.001, authorized 100,000,000 shares, issued 37,750,000 and 37,800,000 shares, respectively	37,750	37,800
Additional paid in capital	47,750	48,700
Accumulated deficit	(600,619)	(416,948)
Total Stockholders' Deficit	(515,119)	(330,448)

Total Liabilities and Stockholders' Deficit	$55,389	$45,292

The accompanying notes are an integral part of these financial statements.

THE TEARDROPPERS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues	$–	–	–	–
Cost of revenues	–	–	–	–
Gross Margin	–	–	–	–

Operating Expenses:
Consulting	6,000	32,350	19,000	155,615
Consulting to related party	27,611	22,500	72,500	67,500
General & administrative	2,427	6,062	21,301	29,901
Professional fees	2,300	10,000	37,563	35,000
Operating Expenses	38,338	70,912	150,364	288,016

Operating Income	(38,338)	(70,912)	(150,364)	(288,016)

Other Income (Expense)
Interest Expense	(11,671)	–	(33,307)	–
Total Other Income (Expense)	(11,671)	–	(33,307)	–

Net Income Before Taxes	(50,009)	(70,912)	(183,671)	(288,016)

Income Tax Provision	–	–	–	–

Net Income	$(50,009)	$(70,912)	$(183,671)	$(288,016)

Net income per share- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding- basic and diluted	37,750,000	38,023,443	37,754,396	37,513,614

The accompanying notes are an integral part of these financial statements.

THE TEARDROPPERS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months	For the nine months
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) for the Period	$(183,671)	$(288,026)
Adjustments to reconcile net loss to net cash provided by operating activities:

Stock issued for services	–	6,000
Depreciation	3,000	3,041
Changes in Operating Assets and Liabilities
Increase in accrued interest	33,307	–
Net Cash (Used in) Operating Activities	(147,364)	(278,985)

CASH FLOWS FROM INVESTING ACTIVITIES
	–	–
Net Cash Used in Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of stock	–	17,500
Return of proceeds from Sale of stock	(1,000)	–
Proceeds from line of credit to related party	161,461	–
Proceeds from loan from related party	–	225,000
Net Cash Provided by Financing Activities	160,461	242,500

Net (Decrease) Increase in Cash	13,097	(36,475)
Cash at Beginning of Period	27,125	75,078
Cash at End of Period	$40,222	$38,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–
Franchise and income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for fixed assets	$–	$15,000

The accompanying notes are an integral part of these financial statements.

THE TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, The Teardroppers, Inc. (the “Company” we, us or our), was incorporated under the laws of the state of Nevada.

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10q and Article 8 of Regulation s-x. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 filed with the SEC.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of September 30, 2015 and December 31, 2014, respectively, using the market and income approaches.

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

There were no potentially dilutive shares outstanding during the three and nine months ended September 30, 2015 or in 2014.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern. (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of this ASU is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern, and to provide related disclosures. The amendments in the ASU are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted.

The Company does not believe that there are any other new accounting pronouncements issued that are expected to have a material impact on its financial position or results of operations.

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

NOTE 4 – FIXED ASSETS

Property and equipment consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Property and equipment, net	$20,000	$20,000
Less: accumulated depreciation	(4,833)	(1,833)
Property and equipment, net	$15,167	$18,167

Depreciation expense for the three and nine months periods ended September 30, 2015 was $1,000 (2014 1,458) and $3,000 for the nine months ended September 30, 2015 ($3,041 in 2014).

NOTE 5 – LOAN PAYABLE FROM RELATED PARTY

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of December 12, 2014) would be repaid by the Company. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2015. As of September 30, 2015 and December 31, 2014, the Company has a loan payable from related party balance of $300,000.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as they are the majority shareholder of the Company.

In November of 2014, the Company drew $75,000 from their line of credit with DEVCAP Partners, LLC. During the nine months ended September 30, 2015, a further $161,461 was advanced to the Company under the line of credit. As of September 30, 2015, the Company has a line of credit from related party balance of $236,461.

NOTE 7 – RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 1,500 square feet of office and garage space at 3500 75th Street West, Rosamond, California. We share this space with Matthew D. Jackson, our Chief Marketing Officer. Presently, we do not incur any expenses for the use of this facility.

Loans from related party (Gemini Southern, LLC)

The Company has a loan agreement with Gemini Southern, LLC, a private corporation which has a managing member, Kevin O’Connell, who is also a managing member of DEVCAP Partners, LLC , the majority shareholder in the Company. See Note 5 for further disclosure.

Line of credit from related party

The Company has a line of credit agreement with DEVCAP Partners, LLC who is also the majority shareholder in the Company. See Note 6 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the first three months of 2015, 50,000 shares were returned and the former investors were repaid $1,000.

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

Mobile Billboard Advertising

We intend to enter the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have ordered the assembly of one Teardrop Trailer from an independent partnership (the "Partnership"), based upon Teardrop Trailer designs provided by the Partnership and approved by us. This Teardrop Trailer is was delivered on January 15, 2015. In addition, we intend to produce a second Teardrop trailer using a custom chassis from an independent supplier. The Teardrop Trailer will be assembled by an independent contractor and is expected to be delivered to us by December 31, 2015. In the future, we intend to obtain additional Teardrop Trailers by using independent contractors.

The Teardrop Trailer

Teardrop Trailers are designed to be towed behind small economy sized vehicles, pickup trucks and any qualified tow vehicle. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have ordered the assembly of one Teardrop Mobile Trailer from the Partnership at a contract price of $5,000. The cost to assemble the Teardrop Trailer from the Kit is a total of $4,995 ($3,000 for the Kit, $495 for the chassis, and $1,500 for the services of the independent contractor to assemble the Kit on the chassis.)

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

Marketing

We currently market our advertising and design services through our website www.tdropmobile.com. We hired an independent web-site developer to develop our website, which is active. We also are active with social media with both Facebook and Twitter. In addition, we intend to offer our mobile billboard advertising services through traditional marketing channels, such as trade journals, trade catalogues, yellow pages advertising, and through the personal contacts of our Management. Marketing of our mobile billboard advertising has already commenced as we have made several proposals to motor sports events and advertisers to use our services. We also market our consulting services through personal contacts of our officers and majority shareholder.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

The Company recognized no revenue during the three months ended September 30, 2015 or for the same period ended September 30, 2014.

Operating Expenses

For the three months ended September 30, 2015 operating expenses were $38,338 compared to $70,912 for the same period in 2014 for a decrease of $32,574. The decrease was primarily a result of the decrease in consulting expenses, $26,350 of which was due to the termination of a consultant agreement for $3,500 per month. The consulting agreement was terminated to reduce the expenses of the Company.

Interest and Financing Costs

Interest expense was $11,671 for the three months ended September 30, 2015 compared to $0 in the three months ended September 30, 2014 as the Company had increased borrowings outstanding during the three months ended September 30, 2015.

Net Income (Loss)

The Company incurred losses of $50,009 in the three months ended September 30, 2015 compared to $70,912 during the three months ended September 30, 2014 due to the factors discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

The Company recognized no revenue during the nine months ended September 30, 2015 and no revenue for the nine months ended September 30, 2014.

Operating Expenses

For the nine months ended September 30, 2015 operating expenses were $150,364 compared to $288,016 for the same period in 2014 for a decrease of $137,652. The decrease was a result of a decrease in consulting which decreased to $19,000 from $155,615 for a difference of $136,615. This was a result of the Company cutting expenses and not relying on outside sub-contractors. Consulting to related party expenses increased to $72,500 from $67,500 for an increase of $5,000 due to the company paying two individuals for services. In addition, general and administrative expenses decreased to $21,301 from $29,901 for a decrease of $8,600. The decrease was primarily due to rent decrease. These decreases were offset by an increase in professional fees which went up to $37,563 from $35,000 for an increase of $2,563. The increase in professional fees was due to higher legal costs.

Interest and Financing Costs

Interest expense was $33,307 for the nine months ended September 30, 2015 compared to $0 in the nine months ended September 30, 2014 as the Company increased borrowings outstanding during the nine months ended September 30, 2015.

Net Income (Loss)

The Company incurred losses of $183,671 in the nine months ended September 30, 2015 compared to $288,016 during the nine months ended September 30, 2014 due to the factors discussed above.

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

The Company had $40,222 in cash at September 30, 2015 with availability on our related party line of credit with General Pacific Partners, LLC of $213,539. We had a working capital deficit of $530,286. As of December 31, 2014, the Company had cash of $27,125 with a working capital deficit of $348,615.

Operating activities

During the nine months ended September 30, 2015, we used $147,364 in operating activities compared to $278,985 during the nine months ended September 30, 2014, a decrease of $131,621 due to a reduction in losses.

Financing activities

During the nine months ended September 30, 2015, we generated $160,461 from financing activities compared to $242,500 during the nine months ended September 30, 2014, a decrease of $82,039. During the nine months ended September 30, 2015, we received $161,461 by way of line of credit from related party. By comparison, during the nine months ended September 30, 2014, we received $225,000 by way of a loan from a related party, and $17,500 in proceeds from sale of stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, there were no sales of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2015, the Company had no senior securities issued and outstanding.

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

THE TEARDROPPERS, INC.

November 19, 2015	By:	/s/ Raymond Gerrity
Raymond Gerrity Chief Executive Officer

