Form 10-K
period 2015-12-31
Teardroppers, Inc.
filed 2016-04-12
CIK 1615780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-197889

THE TEARDROPPERS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2407247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4653 Spice St. Lancaster, Ca. 93536	93560
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of December 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of December 31, 2015.

On April 1, 2016, we had 38,000,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2015

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Mr. Kevin P. O’Connell. Mr. O’Connell owns a majority interest in DEVCAP Partners, LLC ("Devcap"), which owns approximately seventy six (76%) of our outstanding shares of common stock. We have incurred losses of $728,649 from inception through December 31,2015. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2015 we had a balance of $50,835 from the Line of Credit.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $270,000 or approximately $22,500 per month, consisting of: $5,000 for officers salaries $4,000 for an executive marketing assistant, $2,500 for office space, $1,000 for telecom and communications, $5,000 for marketing efforts, $5,000 for legal and accounting costs.

In the event that demand for our advertising services increases beyond our ability to pay for additional trailers, of which there can be no assurance, we may seek to have independent or related parties purchase trailers. Such parties may then either lease the trailers to us, or, for a fee, have us act as their agent in maintaining their trailers and obtaining advertising clients for their trailers.

There can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Meeting our capital requirement will be directly contingent on Mr. O’Connell and his decision to have DEVCAP advance us capital in the event that we are not able to raise capital from other sources.

The Company and its affiliates and promoters have no plans or intentions to engage in a merger or acquisition with an unidentified company or person or, once it is a reporting company, to be used as a vehicle for a private company to become a reporting company.

The Mobile Billboard Advertising Service

We intend to enter the business of mobile outdoor billboard advertising, by offering to provide advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have ordered one Teardrop Trailers based upon teardrop trailer designs provided by an independent partnership (the "Partnership"). In addition, we have ordered a "Kit" from the Partnership, which will enable us to assemble a second Teardrop Trailer. The Kit is composed of all of the pre-cut, ready to assemble, components of a Teardrop Trailer, except for the chassis. On October 1st, 2014 we ordered a custom chassis from an independent supplier. The Kit is being assembled by an independent contractor.

We have issued a purchase order to the Partnership, pursuant to which the Partnership will provide us with our first Teardrop Trailer. This Teardrop Trailer was delivered to us on February 15, 2015. The Teardrop Trailer we ordered was assembled on trailer chassis that we have obtained from an independent trailer chassis manufacturer. The Teardrop Trailer has an outer skin of uncoated aluminum and is 6 feet in width, 10 feet in length and 5 feet in height. Wheels and tires are usually outside the body and are covered by fenders. In addition, we ordered a "Kit" from the Partnership, along with a second custom chassis from an independent supplier recommended by the Partnership, which enables us to assemble our first Teardrop Trailer. The Teardrop Trailer was assembled from this Kit and was delivered to us on May 15, 2015. Due to manufacturing limitations of the Partnership, we determined that it would be faster and more efficient to assemble a completed Teardrop Trailer from a Kit then to wait for delivery of a completed Teardrop Trailer from the Partnership. In the future, we intend to obtain additional Teardrop Trailers by using a Kit and independent contractors to assemble the Kit.

Our Teardrop Trailers weigh less than 1000 pounds, so most vehicles, can tow one and have little effect on the vehicle's fuel consumption. The Teardrop Trailer Kit we ordered, when completed, will have the same characteristics as the completed Teardrop Trailer we ordered from the Partnership. We have paid $5,000 for the manufacture and assembly of our first Teardrop Trailer, and $3,000 for the Kit.

We intend to place orders for additional Teardrop Trailers or Kits as we build interest in our advertising offerings. We estimate that it will take approximately 30 days from the date we place an order to the delivery of the trailer to us. We plan to order additional Teardrop Trailers and/or Kits from either the Partnership, or independent Computer Numerical Control ("CNC") contractors. The Teardrop Trailer and the Kit we ordered will be assembled on trailer chassis that we have obtained from an independent trailer chassis manufacturer.

We have chosen the unique shape and look of a Teardrop Trailer as our advertising platform as we believe its "eye appeal" will be attractive to a target audience's view and retention of the adverting images which will appear on the Teardrop Trailer.

We intend to offer advertising space on our trailers. Advertisement will be installed by applying decals, large adhesive backed vinyl sheets as decals or by fastening one large sheet of adhesive backed vinyl (to the sides and, in some cases, the top of the trailer. In addition, we will offer to provide our tow vehicle and a driver.

The lettering graphics are widely available from several sources including independent design shops and decal manufacturers.

The vinyl film is manufactured by several suppliers, including 3M, Avery Dennison, and Oracle. It will be designed by independent designers hired by us and will be installed on our trailers by independent printers and dealers of adhesive backed vinyl film. It is the costliest advertising option we will offer.

Our rates will be negotiated at time of contract. We intend to charge an advertising client for a "turnkey" design and application of decals to our trailers at prices starting at $995 with additional charges for more complex designs and for full wrapping services. We also intend to charge our clients a rental price of $295 per day, with an additional $175 per six hour day if the client wishes us to supply a tow vehicle and driver. Our rates will be based upon the range of services, length of the advertising contract, vehicles needed, miles traveled, length of campaign, ancillary costs and other variables. There is a minimum rental of 3 days required. The client will be required to pay for liability and property damage insurance.

After the rental, we strip the trailer's advertising and prepare the trailer for its next client's advertising application and rental.

We believe that the mobile outdoor advertising that we will offer to advertisers is suitable for:

•	Event Marketing
•	New Product Launches
•	Retail Store Openings
•	Grand Openings
•	Tradeshow Advertising
•	Political Advertising and Campaigning
•	Publicity
•	Concerts
•	Sporting Events
•	Conventions
•	Trade Shows
•	Outdoor Festivals
•	Beach Cities and Events
•	Grand Openings
•	Holiday Events
•	Motion Picture Premiers

We believe that mobile outdoor advertising offers certain advantages to advertisers, among which include:

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

We will also offer to work closely with our clients to fully understand the client's marketing objectives. We will use our best efforts to identify the highest profile locations in our client's target market in order to provide the most efficient, high exposure, high impact and cost-effective mobile advertising campaign.

At every stage of the process, our services will include design, branding and selection of graphics, to achieve maximum impact. Audio, illumination, promotional sampling and other sensory elements can be added to further enhance an advertising message.

In May of 2014, we acquired two fully restored "Classic" vehicles with the intention that these vehicles be used to tow our Teardrop trailers. We acquired a 1959 Chevrolet Apache Fleetside pick-up truck and a 1979 Ford Ranchero. On September 1, 2014, we returned the Apache to the seller and the consideration (333,333 of our common shares valued at $50,000) was returned to us. The Ford Ranchero vehicle will be available to be leased as a tow vehicle with our Teardrop Trailers or it can be leased independently from the trailers. We believe that the use of this vehicle in conjunction with a Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

We had obtained these vehicles from Augustus O'Connell, by issuing 433,000 shares of our common stock valued at $.15 per share ($50,000 for the Apache and $15,000 for the Ranchero). Augustus B. O'Connell is the father of Kevin O'Connell, the majority and Managing Member of our majority shareholder. On September 1, 2014, we returned the Apache to the seller and the consideration (333,333 of our common shares valued at $50,000) was returned to us. The 333,333 common shares were returned to our Treasury.

On October 5, 2015, we acquired from Devcap, a fully restored 1966 Mustang Convertible vehicle to be used to tow our Teardrop trailers. We issued 250,000 shares of our common stock, valued at the historical cost of $36,785 to Devcap.

We believe that the use of this classic tow vehicles that are rare and desirable to drive by consumers in conjunction with the classic design of the Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2015, we had received $50,835 from the Line of Credit.

Marketing

We intend to market our advertising, design and consulting services through our website www.tdropmobile.com. Once appropriate funding becomes available, we intend to upgrade our website, and advertise on high traffic web properties. We also market our consulting services through personal contacts of our officers and majority shareholder.

Intellectual Property

We have ordered our first Teardrop Trailer from the Partnership. Other than our use of Partnership plans and our purchase order for assembly and delivery of our first Teardrop Trailer, we have no further relationship with the Partnership. Should we seek to manufacture and assemble Teardrop trailers from other independent parties, we believe that there are many independent CNC machine shops that have the ability to manufacture and assemble Teardrop Trailers.

Competition

We are a small independent start-up mobile billboard advertising company that commenced mobile billboard operations in February of 2014. We will face competition from other mobile billboard advertising companies specifically, and generally from all other advertising and media companies. Most, if not all of our competitors are much larger, well established and better financed companies. In addition, there is no barrier to entry for other adverting companies should they decide to offer advertising on their own Teardrop Trailers. We do not consider us to be a factor in our industry and there is no assurance that we will be successful in selling advertising services, or even if successful in obtaining paying advertisers, that we will be profitable.

There are currently many manufacturers of Teardrop Trailers that offer their products to the marketplace. While we believe the Plans we have provides us with the ability to assemble trailers at an advantageous price, we do not believe that the Plans provide us protection against potential competitors entering our intended business.

Regulation of Mobile Billboards

Several States, including California, have laws that enable cities and local municipalities to prohibit or limit the use of mobile billboards within their geographical borders. Cities in California, including Los Angeles and several surrounding cities have enacted Ordinances which substantially limit the use of mobile billboards. In addition, several other large municipalities in other States have enacted similar legislation. There have been several legal challenges to the legislation based upon freedom of commercial speech. However, the Laws have been upheld to date by the United States 9th Circuit Court of Appeals, based upon a governing body's right to restrict a mode of advertising that may obstruct traffic and parking, may endanger pedestrians, and may constitute blight.

The Los Angeles Ordinance does provide for certain exemptions to the Ordinance, such as allowing businesses to permanently affix advertising signs to a vehicle by among other exemptions, painting on the vehicle or applying advertising decals.

While the California Law and the resulting local Ordinances will effectively limit the geographical area in which our potential clients may use our services, we believe that there is sufficient areas of our intended geographical market area that do not have Ordinances prohibiting mobile billboard advertising. Further, certain of our potential clients may use of our trailers without violating such Ordinances, such as using them at marketing events, i.e. at motorsports racing venues, sporting events, and Grand Opening events.

However, there can be no assurance that we will be successful in obtaining clients in our intended initial geographical marketing area, Southern California, or that there will not be further legal limitations established on the use of mobile billboard advertising.

Loan Agreement with Gemini Southern, LLC

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC, a related party pursuant to which the monies paid to the Company by Gemini Southern, LLC, pursuant to a Consulting Agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $375,000 as of December 31 2014) would be repaid by the Company. The Loan Agreement provides that no interest is owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 12, 2015. The Loan balance as of December 31, 2015 was $450,000. The Consulting Agreement was cancelled on September 20, 2014.

Employees

As of March 31,2016, we have no full-time employees. Our only employees consist of executive management personnel, all of whom devote 20% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Real Property

We do not own any real property. We do not own any intellectual property. We currently occupy approximately 1,500 square feet of office and garage space at 4653 Spice Street, Lancaster, CA 93560. We share this space with Matthew D. Jackson, our Chief Marketing Officer. We do not incur any expense presently for the use of this facility. We also occupy office facilities at 180 Newport Center Dr. Ste. 230 Orange County, Ca. 92660 for which we pay no rent per month to DEVCAP Capital Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

ITEM 1A – RISK FACTORS

RISK FACTORS

An investment in these securities involves a high degree of risk and is speculative in nature. In addition to the other information regarding the Company contained in this Prospectus, you should consider many important factors in determining whether to purchase Shares. Following are what we believe are material risks related to the Company and an investment in the Company. Investors are urged to perform their own due diligence, with the help of their investment, accounting, legal and/or other professionals and to make an independent decision regarding an investment in the Shares.

A Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Risk Factors Related to the JOBS Act

We are an ‘Emerging Growth Company” and we intend to take advantage of reduced disclosure and governance requirements applicable to Emerging Growth Companies, which could result in our stock being less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

The Company’s election to take advantage of the jobs act’s extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board ("PCAOB") or the Securities & Exchange Commission (“SEC”). The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard on the private company timeframe. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Jobs Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and reduce the amount of information provided in reports filed with the

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

–	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.

–	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

–	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

–	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”.

As long as the Company qualifies as an Emerging Growth Company, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the company’s internal control over financial reporting.

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Risks Associated with our Business

Our independent auditors have issued an audit opinion for us which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 3 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to cease operations and investors could lose part or all of their investment in the Company.

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized no revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31 2015, was ($728,649). Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

• Our ability to develop a business plan that is attractive to advertising clients.

• Our ability to successfully implement our business plan

• The acceptance in the marketplace of our trailers as a viable advertising medium

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues to cover expenses. We cannot guarantee that we will be successful in continuing to generate revenues in the future. In the event the Company is unable to generate sufficient revenues to cover expenses, it may be required to seek additional funding. Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company. In the event the Company cannot generate revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

Most of our competitors have significantly greater financial and marketing resources than do we.

There exist in our industry many competitors that have significantly greater financial and marketing resources than do we. There are no assurances that our efforts to compete in the marketplace will be successful. There can be no assurance that we will be able to become profitable.

There are legal restrictions on the use of mobile billboards in our intended marketing geographic area.

Several States, including California, have laws that enable cities and local municipalities to prohibit or limit the use of mobile billboards within their geographical borders. Cities in California, including Los Angeles and several surrounding cities have enacted Ordinances which substantially limit the use of mobile billboards. In addition, several other large municipalities in other States have enacted similar legislation. There have been several legal challenges to the legislation based upon freedom of commercial speech. However, the Laws have been upheld to date by the United States 9th Circuit Court of Appeals, based upon a governing body's right to restrict a mode of advertising that may obstruct traffic and parking, may endanger pedestrians, and may constitute blight. These Laws and Ordinances will have the effect of limiting our ability to successfully market our services to potential clients and our business will therefore be adversely affected.

There can be no assurance that we will be successful in obtaining clients in our intended initial geographical marketing area, Southern California, or that there will not be further legal limitations established on the use of mobile billboard advertising.

Our existing principal stockholders exercise control of our Company.

DEVCAP Partners, LLC (“DEVCAP”) is the beneficial owner of approximately 76% of our issued and outstanding common stock. Kevin P. O’Connell is the majority owner and Managing Member of DEVCAP Partners, LLC.

DEVCAP has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP As of December 31, 2015, we had received $50,835 from the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

Kevin P. O'Connell, the Managing Member of DEVCAP, may have a conflict of interest should we determine to draw upon the Line of Credit. Kevin P. O'Connell will have to determine, whether it is in the best interest of DEVCAP to approve or decline the "loan” or as our control shareholder, if it is in our best interest to approve the loan.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

Other than the Line of Credit, no other source of capital has been identified or sought. If we are not able to draw funds from our Line of Credit, or we do not find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising sufficient capital, we will be faced with several options:

1. abandon our business plans, cease operations and go out of business;

2. continue to seek alternative and acceptable sources of capital; or

3. bring in additional capital that may result in a change of control.

In the event any of the above circumstances occur, investors in our shares could lose a substantial part or all of their investment.

We possess minimal capital, which may severely restrict our ability to develop our services.  If we are unable to raise additional capital, our business will fail.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $150,000 to provide sufficient capital to commence with operations and development of the business plan. Our business plan contemplates the development of a website and associated software to allow clients to track objects of interest in real time. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

Because Mr. Ray Gerrity and Robert Wilson (our officers) have other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

Because our officers and director have other outside business activities and will only be devoting approximately 10-20% of their time to our operations, our operations may be sporadic and occur at times which are inconvenient to Mr. Gerrity and Mr. Wilson. Mr. Gerrity will devote 20% of his time per week and Mr. Wilson will devote 10% of his time per week to the business of the Company. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

We are dependent upon our current officers.

We currently are managed by two officers and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there will be no one to operate the Company. If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

We depend upon independent contractors to manufacture and ship our Teardrop Trailers.

We do not own or operate a manufacturing or assembly facility to build Teardrop Trailers. We are dependent upon independent Computer Numerical Control (“CNC”) contractors to manufacture and assemble Teardrop Trailers. While we believe that there are numerous CNC contractors that are capable of manufacturing our Teardrop Trailers to our specifications, there can be no assurance that we will be able to obtain Teardrop Trailers at the time and the price we may require. To the extent that we are unable to have Teardrop Trailers delivered to us at the time and price that we specify, our business will be adversely affected.

Having one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only one director, who is our Chief Executive Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

The limited public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. Securities Laws.

Our management has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our management has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements including establishing and maintaining internal controls over financials reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment.

Risks Associated with Ownership of our Shares

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

Even though our common shares are currently listed on the Over the Counter Bulletin Board in the United States under the symbol "TRDP" since October 2015, there have been very little sales or purchases of our common shares reported. Failure to develop or maintain a liquid trading market could negatively affect our common share's value and make it difficult or impossible for you to sell your shares. Even if a liquid market for common shares does develop, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common shares.

However, we cannot provide our investors with any assurance that our common stock will be actively traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

The shares being offered are defined as “penny stock”, the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

The shares being offered are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

We Are Unlikely To Pay Dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders. Prospective investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment. There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.  If prospective investors purchase Shares pursuant to this Offering, they must be prepared to be unable to liquidate their investment and/or lose their entire investment.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is questionable at best.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

There is no public market for our securities, and there can be no assurance that any public market will develop in the foreseeable future. Secondary trading in securities sold in this offering will not be possible in any state in the U.S. unless and until the common shares are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our securities for secondary trading, or identifying an available exemption for secondary trading in our securities in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the securities in any particular state, the securities could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our securities, the market for our securities could be adversely affected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

We do not own any real property. We do not own any intellectual property. We currently occupy approximately 1,500 square feet of office and garage space at 4653 Spice Street, Lancaster, CA 93560. We share this space with Matthew D. Jackson, our Chief Marketing Officer. We do not incur any expense presently for the use of this facility. We also occupy office facilities at 180 Newport Center Dr. Ste. 230 Orange County, Ca. 92660 for which we pay no rent per month to DEVCAP Capital Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock qualified for quotation on the OTCQB in October 2015, under the symbol “TRDP”. No trades of our common stock have occurred through the facilities of the OTCQB. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTCBB or OTCQB, as applicable, beginning on February 8, 2013. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock.

There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	High	Low

October 1, 2015 –December 31, 2015	0.25	0.25
January 1,2016 – March 31, 2016	0.25	0.25
April 5, 2016*	$0.25	$0.25

_______________

* Represents quoted prices but not actual trades.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2015 or 2014.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2015 or 2014.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2015 or 2014.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this Annual Report. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Annual Report are made as of the filing date of this Annual Report with the SEC, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

Plan of Operation

Overview

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

Trends & Outlook

Revenue -- Our revenue is derived primarily from renting our trailers with specific advertising and branding messaging lettered to each trailer that can be used in display settings. Additionally, we may receive additional revenue from customers require custom advertising applications to the trailers they rent from our Company

Long-term, we cannot predict the growth or decline of our revenues. If certain changes in the local or national economies of our customers declines our potential revenue would likely decrease. Such a decline in advertising spends available to potential customers in our market would have a negative effect on our business.

Operating Expenses

Our Operating expenses are currently attributed to the regular operations of the Company. These costs can vary depending on commodities such as fuel, the distance traveled, costs of advertising or changes in technical and engineering consulting fees.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Equivalents - We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Intangible and Long-Lived Assets - We follow SFAS No. 144 (ASC 360), "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2015 and 2014.

Stock Based Compensation - We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 714. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014

Revenues – related parties

Total revenues were $0 for the years ended December 31, 2015, and $0 for the year ended December 31, 2014. The Company did record $14,500 in customer deposits in the December quarter of 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $215,700 as compared to $344,224 for the year ended December 31, 2014. Expenses in 2015 included $13,000 in consulting, $135,315 in consulting to related parties, $37,593 in general & administrative and $29,972 in professional fees. The decrease in expenses in 2015 is attributable to a decrease in all consulting fees expensed and a decrease in other general and administrative costs.

General and Administrative

Expenses included in 2014 were: $1,350 for filing fees, $11,500 for graphic design, $2,099 for supplies, $13,647 for office rent and $1,085 for transfer agents fees.

Expenses included in 2015 were: $4,375 for graphic design, $1,200 for telecommunications, $1,922 for office supplies, $7,313 for legal, $995 for transfer agent fees and $1,482 for travel. The decrease in general and administrative expenses between the two periods was primarily due to a reduction in legal fees and accounting fees incurred.

Interest Expense

Interest expense for the twelve months ended December 31, 2015 was $(46,303) and $0 in the twelve months ended December 31, 2014.

Net Loss

The net loss for the twelve months ended December 31, 2015 was $262,003 as compared to a loss of $344,224 for the twelve months ended December 31, 2014 due to the factors discussed above.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2015 the Company had total assets of $85,637, comprising of $46,899 in cash, $38,738 in fixed assets fees and current liabilities of $706,901 and a working capital deficit of $660,002. The Company has incurred losses since Inception to December 31, 2015 of $728,649 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Activities

During the twelve months ended December 31, 2015 used $131,311 cash in operating activities, compared to $357,203 in the twelve months ended December 31, 2014.

Investing Activities

During the year ended December 31, 2015 we generated $0 from investing activities.

By comparison, during the twelve months ended December 31, 2014 we used $(5,000) from investing activities through the purchase of equipment.

Financing Activities

During the twelve months ended December 31, 2015 we generated $149,835 from financing activities while during the year ended December 31, 2014 we generated $315,500 in financing activities from loans.

Stockholder Matters

Total stockholders’ deficit was $621,264 on December 31, 2015, or $0.015 per share outstanding and was $395,046 or $0.010 per share outstanding on December 31, 2014.

Management expects to raise $350,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to $350,000 consisting of: $50,000 for supplies, materials and assembly of our advertising teardropper trailers, $125,000 for administrative and management, $60,000 for legal and accounting, $40,000 for social media marketing, $40,000 for branded content for branded advertising and $85,000 for television and print media advertising.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with DEVCAP. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell our majority shareholder is also majority shareholder of Devcap Partners. a limited liability company ("Devcap"). In February of 2014, the Company established a $450,000 unsecured line of credit with Devcap (the "Line of Credit"). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2015, we have drawn $50,835 on the Devcap line of credit.

Mr. O'Connell our majority shareholder is also majority shareholder of General Pacific Partners, LLC a limited liability company ("GPP"). In June of 2013, the Company established a $450,000 unsecured line of credit with GPP (the "Line of Credit"). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2015, we have drawn $25,000 on the GPP line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2015, the Company had cash on hand of $46,899.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after during December 2016, and accordingly our current cash balances will not be sufficient to fund our operating expenses after August 2016. We have received only $0 in revenues since our inception through December 31, 2015 and have incurred a net loss of $728,649 and net cash used in operations of $501,436.

Unless we begin generating more revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues from leasing fees. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. Additionally, we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Upon the generation of revenue, the Company shall follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

Income taxes

The Company uses the liability method of accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Experienced and Dedicated Personnel

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is essential for attracting, retaining and motivating qualified personnel. While we have not yet adopted a stock option plan, we intend to do so in the near future.

Financing Needs

Including the net proceeds from the private placement stock offering, the Company may only have sufficient funds to conduct its operations through December 31, 2016. We have received $0 in revenues in from inception through December 31, 2015. It is anticipated that the Company will generate additional revenue in 2016; however, there can be no assurance that if in fact the Company does generate increased revenue in 2016, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the private placement offering and lines of credit. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to continue operations. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company cannot guarantee that it will be able to obtain additional capital. The Company will seek capital from the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, or experience unexpected cash requirements. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail or may even cease its operations.

Recent Financings

As of December 31, 2015 we borrowed a total of $525,835 from two related parties pursuant to unsecured demand promissory note(s). The notes bear interest at 10% per annum.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

We are a Development Stage Company with no revenue, with a relatively small number of bookkeeping entries. Through February 2016, we had relied upon an outside accountant, Stephen P. Corso (“Corso”), to maintain our books and records and to report to Management if there were any issues with regard to our internal financial controls. Prior to Corso’s dismissal, Management believed that our internal controls were effective.

On July 7, 2015, the PCAOB withdrew the registration of Terry L. Johnson, CPA, our former auditor. On September 17, 2015, the Securities and Exchange Commission (the “SEC”) issued an order (the “Order”) instituting a public administrative and cease-and-desist order against Terry L. Johnson, CPA. As a result of the Commission’s order, Terry L. Johnson, CPA was denied the privilege of appearing or practicing before the Commission for failing to comply with PCAOB auditing standards. Terry L. Johnson, CPA was also cited for the issuance of audit reports that falsely stated that Terry L. Johnson, CPA conducted its audits in accordance with the standards of PCAOB.

We immediately engaged the services of Cutler & Co. LLC (“Cutler”) to be our independent registered public accounting firm.

On November 12, 2015, the we were informed by Cutler, that it would no longer be providing auditing services on an ongoing basis. The partner in charge of our account with Cutler, David Cutler, had informed us that Cutler's public company auditing practice is merging into Pritchett, Siler & Hardy PC (“PS & H”).

In February of 2016, we learned that Stephen J. Corso, was one and the same person as Stephen P. Corso ("Corso"). In 2009 Stephen P. Corso ("Corso"), was banned from practicing before the Securities & Exchange Commission. We immediately dismissed Stephen P. Corso and engaged another accountant. The Company engaged the new accountant to review and materially correct any accounting records prepared by Corso that underlie the financial statements presented, as well as the financial statement preparation itself.

The new accountant, under the supervision of our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this report, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective at the reasonable assurance level discussed above, due to its failure to monitor the effects, at the time, of Corso’s ban on the Company’s internal controls. However, management believes it has corrected those weaknesses since its discovery of the ban, and will continue to monitor its changes to disclosure controls and procedures and their effect on future filings.

The Company has completed the re-audit of its financial statements for the fiscal year ended December 31, 2014, and has also completed the audit of its financial statements for the fiscal year ended December 31, 2015. The report on the Company’s financial statements for the fiscal year ended December 31, 2014 by PS & H is included in this filing.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Raymond Gerrity	59	President, & CEO and Director
Robert Wilson	54	Chief Financial Officer
Matthew D. Jackson	45	Chief Marketing Officer

Raymond Gerrity – Mr. Gerrity has thirty years of sales and operations experience in the high-tech, financial, and retail industries. From 2011 to the present, Mr. Gerrity has been the President of REG Capital, LLC a business involved in direct investment and management of an e-commerce & online auction business, offering vintage, limited production and out of stock personal eyewear. From 2008 to 2011, Mr. Gerrity was a financial and operations consultant to a private venture capital group, General Pacific Partners LLC. General Pacific Partners, LLC's Managing Member and sole shareholder is Kevin O'Connell, the majority shareholder of our company. From 2008 through 2003 Mr. Gerrity was head of business development for Optioneer Trading Systems and then President and Director of Optioneer’s Canberra Fund, a multi strategy hedge fund utilizing structured investments. Concurrently, 2006 through 2001 Mr. Gerrity was a Board Member for Auxilio, Inc., a publicly traded health care imaging systems company, and served on the Audit committee and was active Chairman of the Compensation Committee. Mr. Gerrity began his career with IBM General Systems Division, and also worked with ITT Systems, GE Global Systems Division, and Tektronix, in sales and management positions. Mr. Gerrity is a graduate of UC San Diego and earned a BS in Economics.

Robert Wilson – Mr. Wilson has diverse background with over 25 years of experience in public accounting, industry and financial compliance consulting. From the present until 2002, he has been a partner with Forte Group, LLC, a management consulting, merger and acquisition firm. He has consulted for or been a principal in clients the energy sector, information technologies (IT) and the healthcare industries. He is currently the Chief Executive Officer of On the Move Systems, Inc. and until May of 2014 was a financial executive for Presidio Securities. Until May of 2014, he was employed in the securities industry for more than 25 years providing financial and compliance consulting for several investment banking firms and broker dealers. He served on the Board of Arbitration for the National Association of Securities Dealers, and has been the Board Audit Chairman for several small public companies. From 2011 through 2013 Mr. Wilson has served on the board of Source One Healthcare Professionals. He is a Certified Public Accountant, Mr. Wilson earned his Bachelor's Degree from Houston Baptist University in Accounting and Management.

Matthew D. Jackson – Mr. Jackson has twenty five years of sales, marketing and manufacturing experience in various custom fabrication businesses and multiple industries. From 2012 to 2015, Mr. Jackson has been a co-founder and Director of Marketing for the Toyota SWS Racing Series in southern California involved in the promotion and marketing of a developmental competition series at Willow Springs International Raceway (WSIR) under the direction of Toyota’s regional marketing group and the founder of the WSIR. From 1999 to 2015, Mr. Jackson is  the founder and President of Pro-Line Pit Karts & Cabinets, a specialty manufacturer of mobile storage cabinets for various professions and industries. From 2012 through 1978, Mr. Jackson was a principal at Jackson RaceCars of Palmdale, California involved in the design, manufacture, marketing and competition of custom NASCAR and outside specification chassis used in competition in NASCAR based formats.  Mr. Jackson has held various NASCAR technical licenses.

ITEM 11 – EXECUTIVE COMPENSATION

Our current officers receive no cash compensation. There are no current employment agreements between the Company and its executive officer or understandings regarding future compensation.

The directors and principal officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries. The officers and directors have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay employee directors a separate fee for their services.

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

The officers and directors have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay directors a separate fee for their services.

To date, the Company has paid minimal compensation to its officers in the form of stock and cash payments due to the fact that the Company has only recently begun its planned operations and is not yet cash flow positive. However, since September 2014, the Company has paid Ray Gerrity, our CEO, $2,500 per month and since October, 2014 has paid Robert Wilson, our CFO, $2,500 per month.

The following table summarized our executive compensation for the years ended December 31, 2013, 2014 and 2015.

							All	Annual
					Stock	Compensation	Other	Compensation
Name/Position	Year	Salary		Bonus	Options	Plans	Compensation	Total

Ray Gerrity, President	2013		$–	$–	$–	$–	$–	$–
Chief Executive Officer(1)	2014		$5,000	$–	$–	$–	$100	$5,100
	2015	$		$–	$–	$–	$–	$10,000

Robert Wilson (2)	2013		$2,500	$–	$–	$–	$–	$–
Chief Financial Officer	2014		$2,500	$–	$–	$–	$	$2,500
	2015		$10,000	$–	$–	$–	$–	$10,000

Matthew D. Jackson	2013		$–	$–	$–	$–	$–	$–
Chief Marketing Officer	2014		$–	$–	$–	$–	$–	$–
	2015		$–	$–	$–	$–	$–	$–

(1) Mr. Gerrity was issued 100,000 founders' shares of common stock and purchased 25,000 shares of common stock at $.02 per share. The 100,000 founder shares were valued at par $0.001 which resulted in an expense of $100.

(2) Mr. Wilson was issued 25,000 founder' shares. The 25,000 founder shares were valued at par $0.001 which resulted in an expense of $25.

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of March 15, 2016 by the following persons:

Name	No. of Shares owned	Percentage of Shares Outstanding
DEVCAP Partners, LLC (1)	29,000,000	76.0%
Steven Verska (2)	2,150,000	5.6%
GB Investments, Inc.(3)	3,250,000	8.5%
Cassin Farlow, LLC (4)(5)	1,925,000	5.2%
Raymond Gerrity -- President	125,000	0.3%
Robert Wilson -- Treasurer & Secretary	25,000	0.1%
Matthew D. Jackson	-0-	0%
Directors and Officers as a Group	150,000.04%

(1) Kevin O'Connell has full investment authority for shares of DEVCAP Partners, LLC

(2) Includes 75,000 shares owned by Shark Diver Consulting, Inc. Mr. Verska has investment authority for the shares owned by Shark Diver Consulting, Inc.

(3) Steve Urvan has full investment authority for shares of GB Investments, Inc.

(4) Augustus B. O'Connell has full investment authority for shares of Cassin Farlow, LLC

(5) Includes 125,000 shares owned by Augustus B. O'Connell

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We have not awarded any options to our executive officers under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There have been no option exercises.

Employment Contract and Termination of Employment Agreements

We have no employment agreements with any officers or employees.

Limitations on liability and indemnification of officers and directors

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, to the fullest extent permitted by Nevada Revised Statutes. Our certificate of incorporation also provides that we must indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses to our directors and officers in connection with a legal proceeding to the fullest extent permitted by Nevada law, subject to certain exceptions. We are in the process of obtaining directors’ and officers’ insurance for our directors, officers and some employees for specified liabilities.

The limitation of liability and indemnification provisions in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

SEC Policy on Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Long Term Incentive Plans

There are no long term incentive plans.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority shareholder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2015, we had received $50,835 from the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan.

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning.

In May of 2014, we acquired two fully restored "Classic" vehicles with the intention that these vehicles be used to tow our Teardrop trailers. We acquired a 1959 Chevrolet Apache Fleetside pick-up truck and a 1979 Ford Ranchero. These vehicles will be available to be leased as tow vehicles with our Teardrop trailers or they can be leased independently from the trailers. We believe that the use of these vehicles in conjunction with a Teardrop trailer, will enhance the attractiveness of our advertising offerings to potential lessees. We obtained these vehicles from Cassin Farlow, LLC by issuing 433,333 shares of our common stock valued at $.15 per share ($50,000 for the Chevrolet and $15,000 for the Ford. The Managing Member of Cassin Farlow, LLC, is Augustus B. O'Connell, the father of Kevin O'Connell, the majority member and Managing Member of our majority shareholder. On September 1, 2014, the Company agreed to return the Apache truck which was purchased through the issuance of a $50,000 note payable and later converted into 333,333 common shares. The 333,333 common shares were returned to treasury.

On October 5, 2015, we acquired from Devcap, a fully restored 1966 Mustang Convertible vehicle to be used to tow our Teardrop trailers. We issued 250,000 shares of our common stock, valued at a historical cost of $36,785 to Devcap.

We believe that the use of these classic tow vehicles that are rare and desirable to drive by consumers in conjunction with the classic design of the Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC, a related party pursuant to which the monies paid to the Company by Gemini Southern, LLC, pursuant to a Consulting Agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of September 30, 2014) would be repaid by the Company. The Loan Agreement provides that no interest is owed on the balance of $300,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 12, 2015. The loan balance as of December 31, 2015 was $450,000. The Consulting Agreement was cancelled on September 20, 2014.

Conflicts of Interest

Each officer and director is, so long as she or he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Pritchett, Siler & Hardy PC (“PS & H”) of Farmington, Utah, whom we engaged on November 12, 2015. The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by PS & H, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2015, was $2,500.

The aggregate fees billed by Cutler & Co. LLC, our previous Auditor, for professional services rendered for the review of the Company’s unaudited financial statements for the fiscal year ended December 31, 2014, was $8,000.

Audited-Related Fees

For the year ended December 31, 2015 there were no fees billed by PS & H or Cutler & Co. LLC for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2015 and 2014, the Company incurred no fees from PS & H or Cutler & Co. LLC for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2015 and December 31, 2014, there were no other fees billed by PS & H or Cutler & Co. LLC for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Audit Committee Pre-Approval Policies and Procedures

The policy of the board of directors is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the board of directors is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $5,000 per engagement on a case-by-case basis, and such approvals are communicated to the full board of directors at its next meeting.

ITEM 15 – EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2015 and 2014

Statements of Operations for the Years Ended December 31, 2015 and 2014 and the Period from June 3, 2013 (Inception) to December 31, 2015

Statements of Changes Stockholders’ Equity (Deficit) for the Period from June 3, 2013 (Inception) to December 31, 2015

Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 and the Period from June 3, 2013 (Inception) to December 31, 2015

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of The Teardroppers, Inc., as amended *
3(ii).1	Corporate Bylaws for The Teardroppers, Inc. *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________

* Previously filed with Form S-1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Teardroppers, Inc.

Date: April 11, 2016	By:	/s/ Raymond Gerrity
Raymond Gerrity
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond Gerrity	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 11, 2016
Raymond Gerrity	(Principal Executive Officer and Principal Financial Officer)

/s/Robert Wilson	Chief Financial Officer	April 11, 2016
Robert Wilson

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 NORTH HIGHWAY 89, SUITE 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572         FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Teardroppers, Inc.

Lancaster, CA

We have audited the accompanying balance sheets of The Teardroppers, Inc. (the Company) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Teardroppers, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations, and has minimal working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

April 11, 2016

The Teardroppers, Inc.

BALANCE SHEETS

	Dec. 31, 2015	Dec. 31, 2014
ASSETS

Current assets
Cash	$46,899	$28,375
Total current assets	46,899	28,375

Fixed assets:
Cost	41,785	5,000
Less accumulated depreciation	(3,047)	(208)
Fixed assets, net	38,738	4,792
Total Assets	$85,637	$33,167

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities	$52,763	$37,473
Accounts payable - related parties	67,500	15,000
Customer deposits	14,500	–
Loan payable from related party	450,000	375,000
Line of credit from related party	75,835	–
Accrued interest	44,300	–
Accrued interest payable to related party	2,003	740
Total current liabilities	706,901	428,213

Total Liabilities	706,901	428,213

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively	–	–
Common stock, par value $0.001, authorized 100,000,000 shares issued 38,000,000 and 37,800,000 shares, respectively	38,000	37,800
Additional paid in capital	69,385	33,800
Accumulated deficit	(728,649)	(466,646)
Total Stockholders' Equity (Deficit)	(621,264)	(395,046)
Total Liabilities and Stockholders' Equity (Deficit)	$85,637	$33,167

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2015	Dec. 31, 2014
Revenues	$–	$–
Cost of revenues	–	–
Gross margin	–	–

Operating expenses:
Consulting	13,000	21,749
Consulting to related party	135,315	191,915
General and administrative	37,593	81,650
Professional fees	29,792	48,910
	215,700	344,224
Operating income (loss)	(215,700)	(344,224)

Other income (expense):
Interest expense	(46,303)	–
	(46,303)	–
Net Income Before Taxes	(262,003)	(344,224)
Income Tax Provision	–	–
Net income (loss)	$(262,003)	$(344,224)
Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	37,824,521	37,554,840

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

								Total
					Stock	Additional		Stockholders'
	Preferred Stock		Common Stock		Subscription	Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)

Balances at December 31, 2013	–	–	36,525,000	36,525	(1,000)	9,975	(122,422)	(76,922)

Shares issued for cash	–	–	800,000	800	1,000	13,700	–	15,500

Shares issued for reduction of debt	–	–	508,333	508	–	52,492	–	53,000

Shares issued for services	–	–	300,000	300	–	7,300	–	7,600

Shares cancelled	–	–	(333,333)	(333)	–	(49,667)	–	(50,000)

Net loss for the year	–	–	–	–	–	–	(344,224)	(344,224)

Balances at December 31, 2014	–	–	37,800,000	37,800	–	33,800	(466,646)	(395,046)

Shares repurchased and cancelled	–	–	(50,000)	(50)	–	(950)	–	(1,000)
		–
Shares issued to acquire assets	–	–	250,000	250	–	36,535	–	36,785

Net loss for the year	–	–	–	–	–	–	(262,003)	(262,003)

Balances 12/31/2015	–	–	38,000,000	38,000	–	69,385	(728,649)	(621,264)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2015	Dec. 31, 2014
Cash Flows From Operating Activities:
Net income (loss)	$(262,003)	$(344,224)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock issued to founders	–	–
Stock issued for debt reduction	–	3,000
Stock issued for services	–	7,600
Depreciation	2,839	208

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable and accrued liabilities	15,290	(23,787)
Increase in accounts payable - related parties	52,500	–
Increase in customer deposits	14,500	–
Increase in accrued interest	44,300	–
Increase in accrued interest - related parties	1,263	–
Net cash provided by (used for) operating activities	(131,311)	(357,203)

Cash Flows From Investing Activities:
Purchase of equipment	–	(5,000)
Net cash provided by (used for) investing activities	–	(5,000)

Cash Flows From Financing Activities:
Proceeds from sale of stock	–	15,500
Shares repurchased and cancelled	(1,000)	–
Proceeds from loans-related party	75,000	300,000
Proceeds from line of credit to related party	168,861	–
Repayments on line of credit to related party	(93,026)	–
Net cash provided by (used for) financing activities	149,835	315,500

Net Increase (Decrease) In Cash	18,524	(46,703)

Cash At The Beginning Of The Period	28,375	75,078

Cash At The End Of The Period	$46,899	$28,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$–	$–
Franchise and income tax	$–	$–
Shares issued to acquire assets	$36,785	$–
Shares issued in payment of note	$–	$–

The accompanying notes are an integral part of the financial statements.

TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We intend to enter the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed “Teardrop Trailers”. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and December 31, 2014.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of December 31, 2015 and December 31, 2014, respectively, using the market and income approaches.

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

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period

The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were no potentially dilutive shares outstanding as of December 31, 2015 and December 31, 2014, respectively.

Subsequent events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

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

NOTE 4 – FIXED ASSETS

Property and equipment consists of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Property and equipment, net	$41,785	$5,000
Less: accumulated depreciation	(3,047)	(208)
Property and equipment, net	$38,738	$4,792

Depreciation expense for the years ended December 31, 2015 and 2014 was $2,839 and $208, respectively.

In May 2014, the Company purchased two automobiles to be used in promotional and operational activities for $65,000. The Company issued two notes payable totally $65,000 as consideration. The notes payable were immediately converted into 433,333 common shares of the Company leaving a zero balance on both notes payable. The two automobiles sold to the Company were owned by a related party to the Company. On September 1, 2014, the Company agreed to return the Apache truck which was purchased through the issuance of a $50,000 note payable and later converted into 333,333 common shares. The 333,333 common shares were returned to treasury.

In October 2014, the Company purchased and assembled a custom trailer to be used in mobile billboard advertising operations. The cost basis of the custom trailer is $5,000.

In October 2015, the Company purchased a 1966 Ford Mustang from a related party with 250,000 shares of common stock, valued at the historical cost to the related party.

NOTE 5 – LOAN PAYABLE

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013 would be repaid by the Company. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. As of December 31, 2015 and 2014, the loan amount was $450,000 and $375,000, respectively. The Company recorded accrued interest on this loan of $44,300 as of December 31, 2015.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of December 31, 2015 and December 31, 2014, the balance of the line of credit was $50,835 and zero, respectively. The Company recorded accrued interest on the line of credit at December 31, 2015 and 2014 of $1,044 and $740, respectively.

On August 13, 2015 the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of December 31, 2015 the balance of the line of credit was $25,000. The Company recorded accrued interest of $959 at December 31, 2015.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

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

Line of credit from related party

The Company has two line of credit agreements with related parties. DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners is owned by the party that owns DEVCAP Partners, LLC. See Note 5 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the years ended December 31, 2015 and 2014, the Company recorded consulting fee expense paid to DEVCAP of $135,315 and $191,915, respectively. From inception June 3, 2013 to December 31, 2015, the Company recorded consulting fees paid to related parties of $400,300 of which $289,815 was paid to DEVCAP.

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

In October 2015, the Company purchased an automobile to be used in promotional and operational activities for a total price of $36,785. See Note 4.

.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase it authorized shares to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

In the period from inception, June 3, 2013 to December 31, 2013, the Company issue 36,600,000 shares of common stock of which 36,000,000 were to six founders, 450,000 shares were for $9,000 cash and 75,000 shares were for consulting services. The shares issued for consulting services were valued at $0.02, the average price of stock sold for cash which resulted in the Company recording a consulting expense of $1,500. Of the stock issued for cash, $1,000 was not received until 2014 and therefore was recorded as a stock subscription receivable. The 36,000,000 shares issued to the six founders, (DEVCAP Partners, LLC, Steven Verska, GB Investments, Inc., Cassin Farlow, LLC, Raymond Gerrity and Robert Wilson), were valued at par $0.001 which resulted in the Company recording a cost of services expense of $36,000.

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

On January 22, 2015, the Company repurchased and cancelled 50,000 shares for $1,000. On October 5, 2015, the Company purchased a vehicle for $36,785 with 250,000 shares of common stock.

NOTE 9 – INCOME TAXES

The Company recognized no income tax benefit for the years ended December 31, 2015 and 2014, in spite of Net Operating Loss carryforwards available to offset future taxable income totaling approximately $681,000 as of December 31, 2015, due to valuation allowances recorded to offset the resulting deferred tax asset. Other significant temporary differences resulting in deferred tax assets are $48,000 of stock based compensation. Accordingly, total deferred tax assets recorded using the effective federal tax rate (no state taxes assumed, due to the jurisdiction the Company operates in) of 15% are $109,000, are fully offset by the valuation allowance of the same amount.

There were no significant permanent differences assumed in the computation of book versus taxable income. Thus, the change in the valuation allowance for the years ended December 31, 2015 and 2014, is $39,300 and $51,600, respectively, using the same effective tax rate specified above of 15%.

The tax years ended December 31, 2013, 2014 and 2015 remain open to examination by the Internal Revenue Service.

There were no uncertain tax positions taken by the Company in any of the open tax years.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

