Form 10-Q
period 2016-03-31
Teardroppers, Inc.
filed 2016-05-06
CIK 1615780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-177792

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4653 Spice St.

Lancaster, CA. 93536

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

There were 38,000,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 31, 2016.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$47,360	$46,899
Total current assets	47,360	46,899

Fixed assets:
Cost	41,785	41,785
Less accumulated depreciation	(5,136)	(3,047)
Fixed assets, net	36,649	38,738

Total Assets	$84,009	$85,637

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$63,263	$52,763
Accounts payable - related parties	95,000	67,500
Customer deposits	14,500	14,500
Accrued interest	55,889	44,300
Accrued interest - related parties	2,811	2,003
Loan payable	450,000	450,000
Line of credit from related party	79,335	75,835

Total current liabilities	760,798	706,901

Total Liabilities	760,798	706,901

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively	–	–
Common stock, par value $0.001, authorized 100,000,000 shares issued 38,000,000 and 38,000,000 shares, respectively	38,000	38,000
Additional paid in capital	69,385	69,385
Accumulated deficit	(784,174)	(728,649)
Total Stockholders' Equity (Deficit)	(676,789)	(621,264)

Total Liabilities and Stockholders' Equity (Deficit)	$84,009	$85,637

The accompanying notes are an integral part of the condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenues	$–	$–
Cost of revenues	–	–
Gross margin	–	–

Operating expenses:
Consulting	–	13,000
Consulting - related party	27,500	28,699
General and administrative	12,634	15,668
Professional fees	2,994	1,945
	43,128	59,312

Operating income (loss)	(43,128)	(59,312)

Other income (expense):
Interest expense	(12,397)	(10,419)
	(12,397)	(10,419)

Net Income Before Taxes	(55,525)	(69,731)

Income Tax Provision	–	–

Net income (loss)	$(55,525)	$(69,731)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	38,000,000	37,762,222

The accompanying notes are an integral part of the condensed financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOW

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Cash Flows From Operating Activities:
Net income (loss)	$(55,525)	$(69,731)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	2,089	250

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	10,500	(19,263)
Increase (decrease) in accounts payable - related parties	27,500	(15,000)
Increase in accrued interest	11,589	10,397
Increase in accrued interest-related parties	808	22

Net cash (used in) operating activities	(3,039)	(93,325)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Shares repurchased and cancelled	–	(1,000)
Proceeds from loan payable	–	75,000
Proceeds from line of credit to related party	50,000	3,000
Repayments on line of credit to related party	(46,500)	(3,000)

Net cash provided by financing activities	3,500	74,000

Net Increase (Decrease) In Cash	461	(19,325)

Cash At The Beginning Of The Period	46,899	28,375

Cash At The End Of The Period	47,360	$9,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$–	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the condensed financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the SEC.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016 and December 31, 2015.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of March 31, 2016 and December 31, 2015, respectively, using the market and income approaches.

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

There were no potentially dilutive shares outstanding as of March 31, 2016 and December 31, 2015, respectively.

Reclassification

Prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of March 31, 2016 and December 31, 2015, the balance of the line of credit was $54,335 and $50,835, respectively. The Company recorded accrued interest of $1,230 and $1,044 on the line of credit at March 31, 2016 and December 31, 2015, respectively.

On August 13, 2015 the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of March 31, 2016 and December 31, 2015 the balance of the line of credit was $25,000. The Company recorded accrued interest of $1,581 and $959 at March 31, 2016 and December 31, 2015, respectively.

NOTE 5 – OTHER RELATED PARTY TRANSACTIONS

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

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three months ended March 31, 2016 and March 31, 2015, the Company recorded consulting fee expense paid to DEVCAP of $22,500 and $23,699, respectively. The amount due but unpaid is $82,500 and $60,000 at March 31, 2016 and December 31, 2015, respectively, and is included in accounts payable- related parties on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase its authorized shares to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

The Company recognized no revenue during the three months ended March 31, 2016 or 2015.

Operating Expenses

For the three months ended March 31, 2016 operating expenses were $43,128 compared to $59,312 in 2015 or a decrease of $6,184. The biggest decrease was consulting to related parties which decreased to $27,500 from $28,699 or $1,199, as the Company desired to rely less on their consultants. General and administrative expenses decreased to $12,634 from $15,668.

Interest and Financing Costs

Interest was $12,397 for the three months ended March 31, 2016 compared to $10,419 in the three months ended March 31, 2015 as the Company had $529,335 in loans and related party lines of credit outstanding as of March 31, 2016.

Net Income (Loss)

The Company incurred losses of $55,525 in the three months ended March 31, 2016 compared to $69,731 during the three months ended March 31, 2015, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $47,360 in cash at March 31, 2016 with a working capital deficit of $713,438. As of December 31, 2015, the Company had cash of $46,899 with a working capital deficit of $660,002.

Cash Flows for the three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015.

Operating activities

During the three months ended March 31, 2016, we used $3,039 in operating activities compared to $93,325 during the three months ended March 31, 2015, a decrease of $90,286. The decrease between the two periods was largely due to an increase in accounts payable for both related and non-related parties to $48,000 and an increase in accrued interest during the three months ended March 31, 2016.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2016 or 2015.

Financing activities

During the three months ended March 31, 2016, we generated $3,500 from financing activities compared to $74,000 during the three months ended March 31, 2015. During the three months ended March 31, 2016, we received $50,000 from a line of credit from related party which was offset by repayments to this related party line of credit. By comparison, during the three months ended March 31, 2015, we received $75,000 by way of loans.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, there were no sale of shares of the Company's common stock..

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2016, the Company had no senior securities issued and outstanding.

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

May 6, 2016

By: /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

