Form 10-Q
period 2016-06-30
Teardroppers, Inc.
filed 2016-08-12
CIK 1615780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 38,000,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 30, 2016.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$80,606	$46,899
Total current assets	80,606	46,899

Fixed assets:
Cost	10,859	41,785
Less accumulated depreciation	(1,806)	(3,047)
Fixed assets, net	9,053	38,738

Total Assets	$89,659	$85,637

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$74,763	$52,763
Accounts payable - related parties	128,359	67,500
Customer deposits	14,500	14,500
Loan payable	450,000	450,000
Lines of credit from related parties	123,860	75,835
Accrued interest	66,831	44,300
Accrued interest -related parties	4,052	2,003
Total current liabilities	862,365	706,901

Total Liabilities	862,365	706,901

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0
Common stock, par value $0.001, authorized 100,000,000 shares issued 37,750,000 and 38,000,000 shares, respectively	37,750	38,000
Additional paid in capital	36,528	69,385
Accumulated deficit	(846,984)	(728,649)
Total Stockholders' Equity (Deficit)	(772,706)	(621,264)

Total Liabilities and Stockholders' Equity (Deficit)	$89,659	$85,637

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues	$6,010	$–	$6,010	$–
Total revenue	6,010	–	6,010	–

Cost of sales	–	–	–	–
Gross margin	6,010	–	6,010	–

Operating expenses:
Consulting	–	2,500	–	13,000
Consulting - related parties	28,000	–	55,500	44,889
General and administrative	10,903	1,950	23,537	18,874
Professional fees	17,734	14,501	20,728	35,263
	56,637	18,951	99,765	112,026

Operating income (loss)	(50,627)	(18,951)	(93,755)	(112,026)

Other income (expense):
Interest expense - related parties	(1,241)	(140)	(2,049)	(162)
Interest expense - unrelated parties	(10,942)	(11,079)	(22,531)	(21,474)
	(12,183)	(11,219)	(24,580)	(21,636)

Net Income Before Taxes	(62,810)	(30,170)	(118,335)	(133,662)

Income Tax Provision	–	–	–	–

Net income (loss)	$(62,810)	$(30,170)	(118,335)	(133,662)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	(0.00)*	(0.00)*

Weighted average number of common shares outstanding	37,793,956	37,750,000	37,896,409	37,756,630

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total Stockholders'
	Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances December 31, 2015	–	$–	38,000,000	$38,000	$69,385	$(728,649)	$(621,264)

Asset transferred for cancellation of shares			(250,000)	(250)	(32,857)		(33,107)

Net loss for the period						(118,335)	(118,335)

Balances June 30, 2016	–	$–	37,750,000	$37,750	$36,528	$(846,984)	$(772,706)

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

 CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(118,335)	$(133,662)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	2,437	2,000

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	22,000	–
Increase (decrease) in accounts payable - related parties	55,000	–
Increase in accrued interest	22,531	21,474
Increase in accrued interest-related parties	2,049	162

Net cash used for operating activities	(14,318)	(110,026)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Shares repurchased and cancelled	–	(1,000)
Proceeds from line of credit to related party	140,225	84,000
Repayments on line of credit to related party	(92,200)	–

Net cash provided by financing activities	48,025	83,000

Net Increase (Decrease) In Cash	33,707	(27,026)

Cash At The Beginning Of The Period	46,899	27,125

Cash At The End Of The Period	80,606	$99

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$–	$–
Franchise and income tax	$–	$–

Non-cash investing and financing activities:
Fixed Assets acquired with accounts payable	5,859	–
Asset transferred for cancellation of shares	$(33,107)	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the SEC.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2016 and December 31, 2015.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of June 30, 2016 and December 31, 2015, respectively, using the market and income approaches.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers mobile advertising revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer with an invoice delivered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

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

There were no potentially dilutive shares outstanding as of June 30, 2016 and December 31, 2015, respectively.

Reclassification

Prior year amounts have been reclassified to conform to current year presentation.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of June 30, 2016 and December 31, 2015, the balance of the line of credit was $98,860 and $50,835, respectively. The Company recorded accrued interest of $1,849 and $2,203 on the line of credit at June 30, 2016 and December 31, 2015, respectively.

On August 13, 2015 the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of June 30, 2016 and December 31, 2015 the balance of the line of credit was $25,000. The Company recorded accrued interest of $2,203 and $959 at June 30, 2016 and December 31, 2015, respectively.

NOTE 5 – OTHER RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 1,500 square feet of office and garage space at 3500 75th Street West, Rosamond, California. We share this space with Matthew D. Jackson, our Chief Marketing Officer. Presently, we do not incur any expenses for the use of this facility.

Line of credit from related party

The Company has two line of credit agreements with related parties. DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners is owned by the party that owns DEVCAP Partners, LLC. See Note 4 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three and six months ended June 30, 2016, the Company recorded consulting fee expense to DEVCAP of $22,500 and $45,000, respectively. For the three and six months ended June 30, 2015, the Company recorded consulting fee expense to DEVCAP of $0 and $34,889, respectively The amount due but unpaid is $97,500 and $52,500 at June 30, 2016 and December 31, 2015, respectively, and is included on the balance sheet as accounts payable- related parties.

Ray Gerrity had consulting expenses of $5,000 for the six months ended ended June 30, 2016 compared to $10,000 for the same period ended December 31, 2015. Robert Wilson had consulting expenses of $5,000 for the six months ended June 30, 2016 compared to $5,000 for the same period ended December 31, 2015.

Purchase of asset through accounts payable

On June 13, 2016, the Company purchased equipment for $5,859. The president of the seller is a family member of the majority shareholder of Company and therefore a related party.

Sale of asset to related party

On April 16, 2016, the Company returned a 1966 Ford Mustang previously purchased from DEVCAP Partners, LLC in exchange for cancellation of 250,000 shares of stock. The value of the cancelled shares was deemed to be the net book value of the vehicle on the date of transfer, $33,107.

Purchase of Asset from Related Party

On June 13, 2016 the company purchased a cargo trailer to be used in its primary business from a related party of our majority shareholder for $5,859 paid in cash.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase its authorized shares to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

On October 5, 2015, the Company purchased a 1966 Ford Mustang in exchange for 250,000 shares of common stock. On April 16, 2016, the Company returned the vehicle and cancelled the shares. The value of the cancelled shares was deemed to be the book value of the vehicle at the date of cancellation, $33,107.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

The Company had $6,010 in revenue during the three months ended June 30, 2016 compared to no revenue for the same period ended June 30, 2015.

Operating Expenses

For the three months ended June 30, 2016 operating expenses were $56,137 compared to $18,951 for the same period in 2015 for an increase of $37,186. The increase was primarily a result of the increase in general and administrative expenses to $10,903 from $1,950 due to the company’s public company reporting costs, and an increase in related party consulting to $28,000 compared to zero for the same period in 2015.

Interest and Financing Costs

Interest expense was $12,183 for the three months ended June 30, 2016 compared to $11,219 in the three months ended June 30, 2015. Interest expense increased due to an increase in debt by the company.

Net Income (Loss)

The Company incurred losses of $62,810 in the three months ended June 30, 2016 compared to $30,170 during the three months ended June 30, 2015 due to the factors discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

The Company earned $6,010 in revenue during the six months ended June 30, 2016 and no revenue for the six months ended June 30, 2015.

Operating Expenses

For the six months ended June 30, 2016 operating expenses were $99,765 compared to $112,026 for the same period in 2015 for a decrease of $12,261.  The decrease was a result of a decrease in professional fees after the filing of the company’s registration statement which decreased to $20,728 from $35,263 for a difference of $14,535.  Consulting and consulting to related parties expenses decreased slightly to $55,500 from $57,889 for a decrease of $2,389.

Interest and Financing Costs

Interest expense was $24,580 for the six months ended June 30, 2016 compared to $21,636 in the six months ended June 30, 2015. The increase was due to an increase in borrowings made by the company

Net Income (Loss)

The Company incurred losses of $118,335 in the six months ended June 30, 2016 compared to $133,662 during the six months ended June 30, 2015 due to the factors discussed above.

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

The Company had $80,606 in cash at June 30, 2016 with availability on our related party line of credit with General Pacific Partners, LLC of $425,000. We had a working capital deficit of $781,759.

Operating activities

During the six months ended June 30, 2016, we used $14,318 in cash for operating activities compared to $110,026 during the six months ended June 30, 2015, a decrease of $95,708. The decrease between the two periods was largely due to a $15,327 reduction in losses and less operating activities overall.

Investing activities

We neither generated nor used cash flows in investing activities during the three months ended June 30, 2016 and the same for the period in 2015.

Financing activities

During the six months ended June 30, 2016, we generated $48,025 from financing activities compared to $83,000 for the same period ended June 30, 2015, a decrease of $34,975.

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

This quarterly report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June  30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2016, the Company had no senior securities issued and outstanding.

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

August 12, 2016

By: /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

