Form 10-Q
period 2016-09-30
Teardroppers, Inc.
filed 2016-11-17
CIK 1615780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 37,750,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on September 30, 2016.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015

ASSETS

Current assets
Cash	$54,990	$46,899
Total current assets	54,990	46,899

Fixed assets:
Cost	10,859	41,785
Less accumulated depreciation	(2,349)	(3,047)
Fixed assets, net	8,510	38,738

Total Assets	$63,500	$85,637

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$96,788	$52,763
Accounts payable - related parties	150,000	67,500
Customer deposits	14,500	14,500
Loan payable	450,000	450,000
Lines of credit from related parties	119,669	75,835
Accrued interest	78,173	44,300
Accrued interest -related parties	6,199	2,003
Total current liabilities	915,329	706,901

Total Liabilities	915,329	706,901

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively
Common stock, par value $0.001, authorized 100,000,000 shares issued 37,750,000 and 38,000,000 shares, respectively	37,750	38,000
Additional paid in capital	36,528	69,385
Accumulated deficit	(926,107)	(728,649)
Total Stockholders' Equity (Deficit)	(851,829)	(621,264)

Total Liabilities and Stockholders' Equity (Deficit)	$63,500	$85,637

The accompanying notes are an integral part of the condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,	September 30,
	2016		2015		2016	2015

Revenues	$–		$–		$6,010	$–
Total revenue	–		–		6,010	–

Cost of sales	–		–		–	–
Gross margin	–		–		6,010	–

Operating expenses:
Consulting	–		6,000		–	19,000
Consulting to related parties	27,500		27,611		83,000	72,500
General and administrative	11,095		2,427		34,632	21,301
Professional fees	27,039		2,300		47,767	37,563
	65,634		38,338		165,399	150,364

Operating income (loss)	(65,634)		(38,338)		(159,389)	(150,364)

Other income (expense):
Interest expense - related parties	(2,147)		(421)		(4,196)	(318)
Interest expense - unrelated parties	(11,342)		(11,250)		(33,873)	(32,989)
	(13,489)		(11,671)		(38,069)	(33,307)

Net Income Before Taxes	(79,123)		(50,009)		(197,458)	(183,671)

Income Tax Provision	–		–		–	–

Net income (loss)	$(79,123)		$(50,009)		$(197,458)	$(183,671)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	*	$(0.00)	*	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	37,750,000		37,750,000		37,847,070	37,754,396

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the condensed financial statements.

The Teardroppers, Inc.

 CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$(197,458)	$(183,671)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	2,980	3,000

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	44,025	–
Increase (decrease) in accounts payable - related parties	76,641	–
Increase in accrued interest - related parties	4,196	701
Increase in accrued interest	33,873	32,606

Net cash used for operating activities	(35,743)	(147,364)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Shares repurchased and cancelled	–	(1,000)
Proceeds from line of credit to related party	218,434	161,461
Repayments on line of credit to related party	(174,600)	–

Net cash provided by financing activities	43,834	160,461

Net Increase (Decrease) In Cash	8,091	13,097

Cash At The Beginning Of The Period	46,899	27,125

Cash At The End Of The Period	$54,990	$40,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired with accounts payable - related parties	$5,859	$–
Asset transferred for cancellation of shares, net	$33,107	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the SEC.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2016 and December 31, 2015.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of September 30, 2016 and December 31, 2015, respectively, using the market and income approaches.

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

The primary source of revenue will be from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements will vary from one to thirty days. Customers will pay in advance and revenue will recognized based on the number of days of each contract that have expired. For the nine months ended September 30, 2016, the Company recognized $6,010 from the rental of the trailers.

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

There were no potentially dilutive shares outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of September 30, 2016 and December 31, 2015, the balance of the line of credit was $94,669 and $50,835, respectively. The Company recorded accrued interest of $3,368 and $1,044 on the line of credit at September 30, 2016 and December 31, 2015, respectively.

On August 13, 2015 the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of September,30, 2016 and December 31, 2015 the balance of the line of credit was $25,000. The Company recorded accrued interest of $2,831 and $959 at September 30, 2016 and December 31, 2015, respectively.

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

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three and nine months ended September 30, 2016, the Company recorded consulting fee expense to DEVCAP of $22,500 and $67,500, respectively. For the three and nine months ended September 30, 2015, the Company recorded consulting fee expense to DEVCAP of $22,500 and $57,389, respectively. The amount due but unpaid was $120,000 and $52,500 at September 30, 2016 and December 31, 2015, respectively, and was included on the balance sheet as accounts payable- related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the three and nine months ended September 30, 2016, the Company recorded consulting fee expense of $2,500 and $7,500, respectively. For the three and nine months ended September 30, 2015, the Company recorded consulting fee expense of $2,500 and $7,500, respectively. The amount due but unpaid was $17,500 and $10,000 at September 30, 2016 and December 31, 2015, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Ron Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. For the three and nine months ended September 30, 2016, the Company recorded consulting fee expense of $2,500 and $7,500, respectively. For the three and nine months ended September 30, 2015, the Company recorded consulting fee expense of $2,500 and $7,500, respectively. The amount due but unpaid is $12,500 and $5,000 at September 30, 2016 and December 31, 2015, respectively, and was included on the balance sheet as accounts payable - related parties.

Purchase of asset through accounts payable

On June 13, 2016, the Company purchased equipment for $5,859 from a company whose president is a family member of the majority shareholder of Company. The outstanding related party payable was paid July 18, 2016.

Sale of asset to related party

On April 16, 2016, the Company returned a 1966 Ford Mustang previously purchased from DEVCAP Partners, LLC in exchange for cancellation of 250,000 shares of stock. The value of the cancelled shares was deemed to be the net book value of the vehicle on the date of transfer, $33,107. The vehicle was purchased with the intent of using it to tow trailers displaying advertising. It was subsequently determined that the vehicle was not suitable for its intended purpose and was returned to the original owner.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

The Company had no revenue during the three months ended September 30, 2016 compared to no revenue for the same period ended September 30, 2015.

Operating Expenses

For the three months ended September 30, 2016 operating expenses were $65,634 compared to $38,338 for the same period in 2015 for an increase of $14,771. The increase was primarily a result of the increase in general and administrative expenses to $11,095 from $2,427 and an increase in related professional fees to $27,039 compared to $2,300 for the same period in 2015.

Interest and Financing Costs

Interest expense was $13,489 for the three months ended September 30, 2016 compared to $11,671 in the three months ended September 30, 2015.

Net Income (Loss)

The Company incurred losses of $79,123 for the three months ended September 30, 2016 compared to $50,009 during the three months ended September 30, 2015 due to the factors discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

The Company realized $6,010 in revenue during the nine months ended September 30, 2016 and no revenue for the nine months ended September 30, 2015.

Operating Expenses

For the nine months ended September 30, 2016 operating expenses were $159,389 compared to $150,364 for the same period in 2015 for an increase of $2,510. The increase was a result of an increase in consulting to related parties which increased to $83,000 from $72,500 for a difference of $10,500. General and administrative expenses increased to $34,632 from $21,301 for an increase of $13,334.

Interest and Financing Costs

Interest expense was $38,069 for the nine months ended September 30, 2016 compared to $33,307 in the nine months ended September 30, 2015.

Net Income (Loss)

The Company incurred losses of $197,458 in the nine months ended September 30, 2016 compared to $183,671 during the nine months ended September 30, 2015 due to the factors discussed above.

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

The Company had $54,990 in cash at September 30, 2016 with availability on our related party lines of credit with General Pacific Partners, LLC of $425,000 and DEVCAP Partners, LLC of $355,331. We had a working capital deficit of $860,339.

Operating activities

During the nine months ended September 30, 2016, we used $35,743 in operating activities compared to $147,364 during the nine months ended September 30, 2015, a decrease of $111,621. The decrease between the two periods was largely due to a $108,141 increase in accounts payable.

Investing activities

We neither generated nor used cash flow in investing activities during the nine months ended September 30, 2016 and the same for the period in 2015.

Financing activities

During the nine months ended September 30, 2016, we generated $43,834 from financing activities compared to $160,461 for the same period ended September 30, 2015, a decrease of $116,627.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September  30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2016, the Company had no senior securities issued and outstanding.

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

November 16, 2016

By: /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

