Form 10-K
period 2016-12-31
Teardroppers, Inc.
filed 2017-04-11
CIK 1615780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-197889

THE TEARDROPPERS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-2407247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Newport Center Drive, Suite 230 Newport Beach, CA 92660	93560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: Phone: 949-751-2173

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of March 6, 2017 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of December 31, 2016.

On April 4, 2017, we had 37,500,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2016

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

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Mr. Kevin P. O’Connell. Mr. O’Connell owns a majority interest in DEVCAP Partners, LLC ("Devcap"), which owns approximately seventy-eight (78%) of our outstanding shares of common stock. We have incurred losses of $992,203 from inception through December 31, 2016. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2015, the Company established a $450,000 unsecured line of credit with Devcap. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2016 we had utilized $100,560 from the Line of Credit.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $330,000 or approximately $25,000 per month, consisting of: $5,000 for officers’ salaries $4,000 for an executive marketing assistant, $2,500 for office space, $1,000 for telecom and communications, $7,500 for marketing efforts, $5,000 for legal and accounting costs and $30,000 for debt service.

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

The Mobile Billboard Advertising Service

We are currently engaged in the business of mobile outdoor billboard advertising, by offering to provide advertising space on custom designed and manufactured "Teardrop Trailers" and standard cargo trailers purchased from independent trailer manufacturers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Our cargo trailers are standard vehicle hauling “box” trailers having straight aluminum sided walls and wood floors, and are 26 feet long and 8 feet wide. Our trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have one Teardrop Trailer and we have one Cargo Trailer on order. Should we determine to order additional Teardrop Trailers, we intend to order them from independent “Kit” suppliers. Kits are available from several suppliers and are made up of all of the pre-cut, ready to assemble, components of a Teardrop Trailer, except for the chassis. Cargo trailers are available from many independent manufacturers. Teardrop Trailer was delivered to us on February 15, 2015. The Teardrop Trailer we received was assembled on Our Teardrop Trailer has an outer skin of uncoated aluminum and is 6 feet in width, 10 feet in length and 5 feet in height. Wheels and tires are outside the body and are covered by fenders. Our Teardrop Trailer weighs less than 1000 pounds, so most vehicles, can tow one and have little effect on the vehicle's fuel consumption.. We have paid $5,000 for the manufacture and assembly of our Teardrop Trailer,

We intend to place orders for additional Teardrop Trailers or Kits and cargo trailers as we build interest in our advertising offerings. We estimate that it will take approximately 30 days from the date we place an order to the delivery of the trailer to us. When we determine to order additional Teardrop Trailers, we will do so by engaging independent Computer Numerical Control ("CNC") contractors. Teardrop Trailer we ordered will be assembled on trailer chassis that we have obtained from an independent trailer chassis manufacturer.

We have chosen the unique shape and look of a Teardrop Trailer, as well as the small size of Car Hauling Trailers, as our advertising platforms as we believe their "eye appeal" will be attractive to a target audience's view and retention of the adverting images which will appear on our trailers.

In June of 2016, we acquired an enclosed twenty-six (26) foot trailer for use in our business. In December of 2016, we sold the twenty-six (26) foot trailer to an unrelated buyer. In March of 2017, the company has issued a purchase order to acquire a higher quality and larger Cargo trailer.

We offer advertising space on our trailers. Advertising will be applied by applying decals, large adhesive backed vinyl sheets as decals or by fastening one large sheet of adhesive backed vinyl (to the sides and, in some cases, the top of the trailer. In addition, we will offer to provide our tow vehicle and a driver.

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

Our rates will be negotiated at time of contract. We intend to charge an advertising client for a "turnkey" design and application of decals to our trailers at prices starting at $995 with additional charges for more complex designs and for full wrapping services. We also intend to charge our clients a rental price of $295 per day, with an additional $175 per six-hour day if the client wishes us to supply a tow vehicle and driver. Our rates will be based upon the range of services, length of the advertising contract, vehicles needed, miles traveled, length of campaign, ancillary costs and other variables. There is a minimum rental of 3 days required. The client will be required to pay for liability and property damage insurance.

After the rental, we remove the trailer's advertising decals and prepare the trailer for its next client's advertising application and rental.

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

On October 5, 2015, we acquired from Devcap, a fully restored 1966 Mustang Convertible vehicle to be used to tow our Teardrop trailers. We issued 250,000 shares of our common stock, valued at the historical cost of $36,785 to Devcap. In June of 2016, the 1966 Ford Mustang Convertible was sold back to the related party seller for the same valuation and 250,000 shares of common stock was cancelled and returned to our Treasury

In February of 2017, we acquired a 1971 Chevrolet Corvette LS5 T-top car for use as a promotional and tow vehicle. The car was acquired from Devcap Partners, LLC for a value of $24,000 USD. Devcap converted the outstanding liability with the company into equity in the company at .15 per share for 160,000 shares of common stock.

We believe that the use of Ford Ranchero and Corvette classic tow vehicles that are rare and desirable to drive by potential customers in conjunction with the classic design of the Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this loc-related party is subject to the approval of Mr. O’Connell. As of December 31, 2016, we had received $100,560 from the Line of Credit.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is owned by the owner and managing member of DEVCAP Partners, LLC, a majority shareholder of the Company. The balance of the line of credit was $25,000 as of December 31, 2016 and 2015. The Company recorded accrued interest of $3,459 and $959 at December 31, 2016 and 2015, respectively.

Marketing

We intend to market our advertising, design and consulting services through our website ww.tdropmobile.com. Once appropriate funding becomes available, we intend to upgrade our website, and advertise on high traffic web properties. We also market our consulting services through personal contacts of our officers and majority shareholder.

Intellectual Property

Our Teardrop Trailer was manufactured from plans provided by an independent Partnership. We have no further relationship with the Partnership. We do not believe that there was anything proprietary in the plans. Should we seek to manufacture and assemble Teardrop trailers from other independent parties, we believe that there are many independent CNC machine shops that have the ability to manufacture and assemble Teardrop Trailers. We do not believe we have any intellectual property.

Competition

We are a small independent start-up mobile billboard advertising company that commenced mobile billboard operations in February of 2014. We face competition from other mobile billboard advertising companies specifically, and generally from all other advertising and media companies. Most, if not all, of our competitors are much larger, well established and better financed companies. In addition, there is no barrier to entry for other adverting companies should they decide to offer advertising on their own trailers or vehicles. We do not consider us to be a factor in our industry and there is no assurance that we will be successful in selling advertising services, or even if successful in obtaining paying advertisers, that we will be profitable.

There are currently many manufacturers of Teardrop Trailers and Cargo Trailers that offer their products to the marketplace.

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

Loan Agreement with Gemini Southern, LLC

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC. The Loan Agreement provides that no interest is owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the extended maturity date of December 31, 2017. The Loan balance as of December 31, 2016 was $450,000.

Employees

As of March 31, 2017, we have no full-time employees. Our only employees consist of executive management personnel, all of whom devote 20% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Real Property

We do not own any real property. We do not own any intellectual property. We occupy office facilities at 180 Newport Center Dr. Ste. 230 Newport Beach, Ca. 92660 for which we pay no rent per month to DEVCAP Capital Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

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

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.

•	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

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

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

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

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized only $6,010 in revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31 2016, was $992,203. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Our ability to develop a business plan that is attractive to advertising clients.

•	Our ability to successfully implement our business plan

•	The acceptance in the marketplace of our trailers as a viable advertising medium

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues to cover expenses. We cannot guarantee that we will be successful in continuing to generate revenues in the future. In the event the Company is unable to generate sufficient revenues to cover expenses, it may be required to seek additional funding. Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company. In the event the Company cannot generate revenues and/or secure additional financing; the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

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

Devcap is the beneficial owner of approximately 78% of our issued and outstanding common stock. Kevin P. O’Connell is the majority owner and Managing Member of DEVCAP Partners, LLC.

Devcap has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP As of December 31, 2016, we had received $100,560 from the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

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

Other than the Lines of Credit, no other source of capital has been identified or sought. If we are not able to draw funds from our Lines of Credit, or we do not find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

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

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $300,000 to provide sufficient capital to commence with operations and development of the business plan. Our business plan contemplates the development of a website and associated software to allow clients to track objects of interest in real time. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

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

We depend upon independent contractors to manufacture our Teardrop Trailers.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

We also occupy office facilities at 180 Newport Center Dr. Ste. 230 Newport Beach, CA. 92660 for which we pay no rent per month to DEVCAP Capital Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

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

	High	Low

October 1, 2015 –December 31, 2015	0.25	0.25
January 1,2016 – March 31, 2016	0.25	0.25
April 1, 2016 – June 31, 2016	0.25	0.25
July 1, 2016 – September 30, 2016	0.25	0.25
October 1, 2016 – December 31, 2016	$0.25	$0.25

_______________

* Represents quoted prices but not actual trades.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2016 or 2015 except that in June of 2015 we issued 250,000 shares, valued at $36,785 to a related party for the purchase of a vehicle and in June of 2015 we returned the vehicle to the related party and cancelled the 250,000 shares.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2016 or 2015.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2016 or 2015.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Plan of Operation

Overview

On June 3, 2013, Teardroppers, Inc. (the “Company”, “we”, “us”, or “our”), was incorporated under the laws of the state of Nevada.

We are currently engaged in the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed "Teardrop Trailers" and on car hauling trailers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Car hauling trailers are “box” like and have more space for advertising displays. Our trailers are light weight so that they can be towed behind small economy sized vehicles and pickup trucks.  Beginning in 2015, we introduced classic car tow options with enclosed car hauler trailers as rental options.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Intangible and Long-Lived Assets - We follow ASC 360, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2016 and 2015.

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

Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015

Revenues

Total trailer advertising revenues were $6,010 for the years ended December 31, 2016, and $0 for the year ended December 31, 2015. The Company incurred no cost of revenue for 2016 and 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $219,363 as compared to $215,700 for the year ended December 31, 2015. Expenses in 2016 versus 2015 included $110,500 compared to $135,315 in consulting to related party, $48,022 versus $37,593 in general and administrative, and $60,841 versus $29,792 in professional fees. The increase in expenses in 2016 is attributable to an increase in all in other general and administrative costs and an increase in professional fees.

Interest Expense

Interest expense for the twelve months ended December 31, 2016 was $50,201 and $46,303 in the twelve months ended December 31, 2015.

Net Loss

The net loss for the twelve months ended December 31, 2016 was $263,554 as compared to a loss of $262,003 for the twelve months ended December 31, 2015 due to the factors discussed above.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2016 the Company had total assets of $51,428, comprising of $48,636 in cash, $2,792 in fixed assets and current liabilities of $969,353 and a working capital deficit of $966,561. The Company has incurred losses since Inception to December 31, 2016 of $992,203 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Operating Activities

During the year ended December 31, 2016, we used $38,629 in cash in operating activities, compared to $131,311 during the year ended December 31, 2015. The decrease in cash used during 2016 was primarily due to an increase in consultant fees payable and an increase of related party account payable to $110,000 from $52,500 the same year prior. In addition, $10,000 of legal fees were paid by a related party during 2016.

Investing Activities

During the year ended December 31, 2016, we generated $641 net from investing activities due to the purchase and sale of an asset.

Financing Activities

During the year ended December 31, 2016, proceeds received from related party lines of credit exceeded repayments by $39,725 compared to $75,835 during the year ended December 31, 2015. During the year ended 2015, we also received $75,000 in loans from related parties.

Stockholder Matters

Total stockholders’ deficit was $917,925 on December 31, 2016, or $0.041 per share outstanding and was $621,264 or $0.015 per share outstanding on December 31, 2015.

Management expects to raise $300,000 in capital through the issuance of debt and equity in 2017 and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to $300,000 consisting of: $30,000 for supplies, materials and assembly of our advertising Teardropper trailers, $125,000 for administrative and management, $60,000 for legal and accounting, $40,000 for social media marketing, $40,000 for branded content for branded advertising and $55,000 for television and print media advertising.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with Devcap. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell is the managing member and the majority membership interest holder of our majority shareholder (78%), Devcap Partners, LLC, a limited liability company (“Devcap”). In February of 2014, the Company established a $450,000 unsecured line of credit with Devcap (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2016, we have drawn $100,560 on the Devcap line of credit.

Mr. O'Connell is also the managing member and majority membership interest holder of General Pacific Partners, LLC a limited liability company (“GPP”). In June of 2013, the Company established a $450,000 unsecured line of credit with GPP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2016, we have drawn $25,000 on the GPP line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the drawing down of capital from our lines of credit. At December 31, 2016, the Company had cash on hand of $48,636.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after during December 2017, and accordingly our current cash balances will not be sufficient to fund our operating expenses after December 2017. We have received only $6,010 in revenues since our inception through December 31, 2016 and have incurred a net loss of $992,203 and net cash used in operations of $980,941.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2016 and 2015.

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

Financing Needs

Including the net proceeds from the private placement stock offering, the Company may only have sufficient funds to conduct its operations through December 31, 2016. We earned no revenue in 2014 and 2015 and $6,010 for the year ended December 31, 2016. It is anticipated that the Company will generate additional revenue in 2017; however, there can be no assurance that if in fact the Company does generate increased revenue in 2017, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds lines of credit. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to continue operations. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

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

Recent Financings

As of December 31, 2016 we borrowed a total of $575,560 from two related parties, DEVCAP Partners, LLC and GPP and a third party lender, Gemini Southern, LLC, pursuant to unsecured Line of Credit Agreements. The Line of Credit Agreements provide for interest at the rate of 10% per annum.

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

On November 12, 2015, we were informed by Cutler, that it would no longer be providing auditing services on an ongoing basis. The partner in charge of our account with Cutler, David Cutler, had informed us that Cutler's public company auditing practice was acquired by Pritchett, Siler & Hardy PC (“PS & H”).

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

The Company had completed the re-audit of its financial statements for the fiscal year ended December 31, 2014, and had also completed the audit of its financial statements for the fiscal year ended December 31, 2015. The report on the Company’s financial statements for the fiscal year ended December 31, 2015 by PS & H is included in this filing.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Raymond Gerrity	60	President, & CEO and Director
Robert Wilson	55	Chief Financial Officer
Matthew D. Jackson	46	Chief Marketing Officer

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

The following table summarized our executive compensation for the years ended December 31, 2013, 2014 and 2015.

						All	Annual
				Stock	Compensation	Other	Compensation
Name/Position	Year	Salary	Bonus	Options	Plans	Compensation	Total

Ray Gerrity, President	2014	$5,000	$–	$–	$–	$100	$5,100
Chief Executive Officer(1)	2015	$10,000	$–	$–	$–	$–	$10,000
	2016	$10,000	$–	$–	$–	$–	$10,000

Robert Wilson (2)	2014	$2,500	$–	$–	$–	$–	$2,500
Chief Financial Officer	2015	$10,000	$–	$–	$–	$–	$10,000
	2016	$10,000	$–	$–	$–	$–	$10,000

Matthew D. Jackson	2014	$–	$–	$–	$–	$–	$–
Chief Marketing Officer	2015	$–	$–	$–	$–	$–	$–
	2016	$–	$–	$–	$–	$–	$–

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of _________15, 2017 by the following persons:

Name	No. of Shares owned	Percentage of Shares Outstanding
DEVCAP Partners, LLC (1)	29,160,000	78.0%
Steven Verska (2)	2,150,000	5.6%
GB Investments, Inc.(3)	3,250,000	8.5%
Cassin Farlow, LLC (4)(5)	1,925,000	5.2%
Raymond Gerrity -- President	125,000	0.3%
Robert Wilson -- Treasurer & Secretary	25,000	0.1%
Matthew D. Jackson	-0-	0%
Directors and Officers as a Group	150,000.04%

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

There are no long-term incentive plans.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority membership holder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2016, we had received $100,560 from the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan.

In addition, we have a line of credit established with General Pacific Partners, LLC (GPP). Kevin P. O’Connell is the majority membership holder of GPP. This line of credit with the Company is $450,000. The receipt of funds from this line of credit is subject to the approval of GPP. As of December 31, 2016, we had received $25,000 from the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of GPP to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan.

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, business development, accounting, finance, corporate structure and tax planning.

In May of 2014, we acquired a partially fully restored "Classic" vehicle with the intention that this vehicle would be used to tow our Teardrop trailers. We acquired a 1979 Ford Ranchero.

This vehicle will be available to be leased as a tow vehicle with our Teardrop trailers or it can be leased independently from the trailers. We believe that the use of this vehicle in conjunction with a Teardrop trailer, will enhance the attractiveness of our advertising offerings to potential lessees. We obtained this vehicle from Cassin Farlow, LLC by issuing 100,000 shares of our common stock. The Managing Member of Cassin Farlow, LLC, is Augustus B. O'Connell, the father of Kevin O'Connell, the majority member and Managing Member of our majority shareholder.

On October 5, 2015, we acquired from Devcap, a fully restored 1966 Mustang Convertible vehicle to be used to tow our Teardrop trailers. We issued 250,000 shares of our common stock, valued at a historical cost of $36,785 to Devcap. In June of 2016, the 1966 Ford Mustang Convertible was sold back to the related party seller for the same valuation and 250,000 shares of common stock was subsequently cancelled.

In February of 2017, we acquired a 1971 Chevrolet Corvette LS5 T-top car for use as a promotional and tow vehicle. The car was acquired from Devcap Partners, LLC for $24,000. Devcap converted the outstanding liability with the company into equity in the company at .15 per share for 160,000 shares of common stock.

We believe that the use of these classic tow vehicles that are rare and desirable to drive by consumers in conjunction with the classic design of the Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which the monies paid to the Company by Gemini Southern, LLC, pursuant to a Consulting Agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of September 30, 2014) would be repaid by the Company. The Loan Agreement provides that no interest is owed on the balance of $300,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 12, 2015. The loan balance as of December 31, 2016 was $450,000. The Consulting Agreement was cancelled on September 20, 2014.

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

Audit Fees

The aggregate fees billed by PS & H, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2016 and 2015, was $25,339 and $2,500, respectively.

The aggregate fees billed by Cutler & Co. LLC, our previous Auditor, for professional services rendered for the review of the Company’s unaudited financial statements for the fiscal year ended December 31, 2015, was $8,000.

Audited-Related Fees

For the year ended December 31, 2016 there were no fees billed by PS & H or Cutler & Co. LLC for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2016 and 2015, the Company incurred no fees from PS & H or Cutler & Co. LLC for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2016 and 2015, there were no other fees billed by PS & H or Cutler & Co. LLC for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the Years Ended December 31, 2016 and 2015 and the Period from June 3, 2013 (Inception) to December 31, 2016

Statements of Changes Stockholders’ Equity (Deficit) for the Period from June 3, 2013 (Inception) to December 31, 2016

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and the Period from June 3, 2013 (Inception) to December 31, 2016

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

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

The Teardroppers, Inc.

Date: April 11, 2017	By:	/s/ Raymond Gerrity
Raymond Gerrity
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond Gerrity	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 11, 2017
Raymond Gerrity	(Principal Executive Officer and Principal Financial Officer)

/s/Robert Wilson	Chief Financial Officer	April 11, 2017
Robert Wilson

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 NORTH HIGHWAY 89, SUITE 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572         FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Teardroppers, Inc.

Lancaster, CA

We have audited the accompanying balance sheets of The Teardroppers, Inc. (the Company) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

April 11, 2017

The Teardroppers, Inc.

BALANCE SHEETS

	Dec. 31, 2016	Dec. 31, 2015
ASSETS

Current assets
Cash	$48,636	$46,899
Total current assets	48,636	46,899

Fixed assets
Cost	5,000	41,785
Less accumulated depreciation	(2,208)	(3,047)
Fixed assets, net	2,792	38,738
Total Assets	$51,428	$85,637

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$104,062	$52,763
Accounts payable - related parties	177,500	67,500
Customer deposits	14,500	14,500
Loan payable	450,000	450,000
Line of credit from related party	125,560	75,835
Accrued interest	89,300	44,300
Accrued interest payable-related parties	8,431	2,003
Total current liabilities	969,353	706,901

Total Liabilities	969,353	706,901

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0	–	–
Common stock, par value $0.001, authorized 100,000,000 shares issued 37,750,000 and 38,000,000 shares, respectively	37,750	38,000
Additional paid in capital	36,528	69,385
Accumulated deficit	(992,203)	(728,649)
Total Stockholders' Equity (Deficit)	(917,925)	(621,264)
Total Liabilities and Stockholders' Equity (Deficit)	$51,428	$85,637

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2016	Dec. 31, 2015
Revenues	$6,010	$–
Cost of revenues	–	–
Gross margin	6,010	–

Operating expenses:
Consulting	–	13,000
Consulting to related party	110,500	135,315
General and administrative	48,022	37,593
Professional fees	60,841	29,792
	219,363	215,700

Operating income (loss)	(213,353)	(215,700)

Other income (expense):
Gain on sale of assets	1,227	–
Interest expense - related parties	(6,428)	(2,003)
Interest expense	(45,000)	(44,300)
	(50,201)	(46,303)

Net Income Before Taxes	(263,554)	(262,003)

Income Tax Provision	–	–

Net income (loss)	$(263,554)	$(262,003)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	37,823,087	37,824,521

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2014	–	–	37,800,000	37,800	33,800	(466,646)	(395,046)

Shares repurchased and cancelled	–	–	(50,000)	(50)	(950)	–	(1,000)

Shares issued to acquire assets	–	–	250,000	250	36,535	–	36,785

Net loss for the year	–	–	–	–	–	(262,003)	(262,003)

Balances at December 31, 2015	–	–	38,000,000	38,000	69,385	(728,649)	(621,264)

Asset returned for cancellation of shares	–	–	(250,000)	(250)	(32,857)	–	(33,107)

Net loss for the year	–	–	–	–	–	(263,554)	(263,554)

Balances 12/31/2016	–	–	37,750,000	37,750	36,528	(992,203)	(917,925)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2016	Dec. 31, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(263,554)	$(262,003)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	3,425	2,839
Legal fees paid by related party	10,000	–
Gain on sale of asset	(1,227)	–

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable - unrelated parties	51,299	15,290
Increase in accounts payable - related parties	110,000	52,500
Increase in customer deposits	–	14,500
Increase in accrued interest - unrelated parties	45,000	44,300
Increase in accrued interest-related parties	6,428	1,263

Net cash used for operating activities	(38,629)	(131,311)

Cash Flows From Investing Activities:
Purchase of fixed asset	(5,859)	–
Proceeds from sale of asset	6,500	–
	641	–
Cash Flows From Financing Activities:
Shares repurchased and cancelled	–	(1,000)
Proceeds from loans - related party	–	75,000
Proceeds from line of credit to related party	282,184	168,861
Repayments on line of credit to related party	(242,459)	(93,026)

Net cash provided by financing activities	39,725	149,835

Net Increase (Decrease) In Cash	1,737	18,524

Cash At The Beginning Of The Period	46,899	28,375

Cash At The End Of The Period	48,636	$46,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Shares issued to acquire assets	$–	$36,785
Asset transferred for cancellation of shares	$33,107	$–

Cash paid during the year for:
Interest	$–	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the financial statements.

TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2016 and 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016 and 2015.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of December 31, 2016 and 2015, respectively, using the market and income approaches.

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

The primary source of revenue will be from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements will vary from one to thirty days. Customers will pay in advance and revenue will be recognized based on the number of days of each contract that have expired. For the years ended December 31, 2016 and 2015, the Company recognized revenue from the rental of trailers of $6,010 and $0, respectively.

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

There were no potentially dilutive shares outstanding as of December 31, 2016, and December 31, 2015, respectively.

Subsequent events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Reclassifications

Certain balance sheet reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s statements of operations or statements of cash flows and had no material impact on the Company’s balance sheets.

Recently issued accounting pronouncements

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). By incorporating and expanding upon certain principles that are currently in U.S. auditing standards, ASU 2014-15 requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern. Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not elected to early adopt the provisions of ASU 2014-15, and accordingly, the requirements of ASU 2014-15 will apply beginning with the year ended December 31, 2017. The Company is currently evaluating the effects, if any, that the application of ASU 2014-15 will have on disclosures associated with its financial statements.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9  ”), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard becomes effective for the Company on January 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the effects, if any, that the application of ASU 2016-09 will have on disclosures associated with its financial statements.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The Company is currently evaluating the effects, if any, that the application of ASU 2016-10 will have on disclosures associated with its financial statements.

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

NOTE 4 – FIXED ASSETS

Property and equipment consists of the following at December 31, 2016:

	December 31, 2016	December 31, 2015
Property and equipment, net	$5,000	$41,785
Less: accumulated depreciation	(2,208)	(3,047)
Property and equipment, net	$2,792	$38,738

Depreciation expense for the years ended December 31, 2016 and 2015 was $3,425 and $2,839 respectively.

In October 2015, the Company purchased a 1966 Ford Mustang from a related party for 250,000 shares of common stock, valued at the historical cost to the related party. In April 2016, the Mustang was returned to the related party and the shares were cancelled.

In June 2016, the Company purchased for $5,859 a trailer from a company owned by a family member of the managing member and the majority membership interest holder of our majority shareholder. In December 2016, the trailer was sold to an unrelated party for $6,500 and a gain of $1,227 recognized.

NOTE 5 – LOAN PAYABLE

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. As of December 31, 2016, and 2015, the loan amount was $450,000. The Company recorded accrued interest on this loan of $89,300 and $44,300 as of December 31, 2016, and 2015, respectively.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of December 31, 2016, and 2015, the balance of the line of credit was $100,560 and $50,835, respectively. The Company recorded accrued interest of $4,972 and $1,044 at December 31, 2016 and 2015, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. The balance of the line of credit was $25,000 as of December 31, 2016, and 2015. The Company recorded accrued interest of $3,459 and $959 at December 31, 2016 and 2015, respectively.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 1,500 square feet of office and garage space at 3500 75th Street West, Rosamond, California. We share this space with Matthew D. Jackson, our Chief Marketing Officer. Presently, we do not incur any expenses for the use of this facility.

Line of credit from related parties

The Company has two line of credit agreements with related parties. DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners, LLC is owned by the party that owns DEVCAP Partners, LLC. See Note 6 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. The Company recorded consulting fee expense of $90,000 for each of the years ended December 31, 2016 and 2015. The amount due but unpaid at December 31, 2016 and 2015 was $142,500 and 52,500, respectively and is included on the balance sheet as accounts payable- related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For each of the years ended December 31, 2016 and 2015, the Company recorded consulting fee expense of $10,000. The amount due but unpaid was $20,000 and $10,000 at December 31, 2016 and 2015, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For each of the years ended December 31, 2016 and 2015, the Company recorded consulting fee expense of $10,000. The amount due but unpaid was $15,000 and $5,000 at December 31, 2016 and 2015, respectively, and was included on the balance sheet as accounts payable - related parties

Purchase of equipment from related parties

In October 2015, the Company purchased a 1966 Ford Mustang from DEVCAP Partners, LLC to be used in promotional and operational activities for a total price of $36,785. The payable was converted to 250,000 shares of stock. On April 16, 2016, the Company returned the vehicle to DEVCAP Partners, LLC in exchange for cancellation of 250,000 shares of stock. The value of the cancelled shares was deemed to be the net book value of the vehicle on the date of transfer, $33,107. The vehicle was purchased with the intent of using it to tow trailers displaying advertising. It was subsequently determined that the vehicle was not suitable for its intended purpose and was returned to the original owner.

On June 13, 2016, the Company purchased equipment for $5,859 from a company whose president is a family member of the managing member and the majority membership interest holder of our majority shareholder. See note 4 for further details.

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

On January 22, 2015, the Company repurchased and cancelled 50,000 shares for $1,000.

On October 5, 2015, the Company purchased a 1966 Ford Mustang from DEVCAP Partners, LLC to be used in promotional and operational activities for a total price of $36,785. The payable was converted to 250,000 shares of stock.

On April 16, 2016, the Company returned the vehicle to DEVCAP Partners, LLC in exchange for cancellation of 250,000 shares of stock. The value of the cancelled shares was deemed to be the net book value of the vehicle on the date of transfer, $33,107.

NOTE 9. INCOME TAXES

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2016 and 2015, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid. There were no depreciation differences.

At December 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $794,000 and $681,000, respectively, which begin to expire in 2033.

Deferred tax assets (liabilities) consisted of the following:

	2016	2015
Net operating loss carryforwards	$119,100	$102,150
Share based compensation	7,200	7,200
Accounts payable, related party	26,625	10,125
Other deferred tax items	6,150	–
Valuation allowance	(159,075)	(119,475)
Total deferred tax assets	$–	$–

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2016 and 2015 was $39,600 and $39,300, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2016 and 2015 is as follows:

	2016	2015
Expected tax at 15%	$(39,600)	$(39,300)
Change in valuation allowance	39,600	39,300
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016, and 2015, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. Tax years for 2013 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

