Form 10-Q
period 2017-03-31
Teardroppers, Inc.
filed 2017-05-10
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-177792

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

180 Newport Center Dr. Ste. 230

Newport Beach, Ca. 92660

(Address of principal executive offices)

949-751-2173

(Issuer’s telephone number)

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 37,910,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 31, 2017.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$42,729	$48,636
Total current assets	42,729	48,636

Fixed assets :
Cost	29,000	5,000
Less accumulated depreciation	(3,258)	(2,208)
Fixed assets, net	25,742	2,792

Total Assets	$68,471	$51,428

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$107,675	$104,062
Accounts payable - related parties	205,000	177,500
Customer deposits	14,500	14,500
Loan payable	450,000	450,000
Accrued interest	100,550	89,300
Line of credit from related party	129,260	125,560
Accrued interest -related parties	10,480	8,431
Total current liabilities	1,017,465	969,353

Total Liabilities	1,017,465	969,353

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively
Common stock, par value $0.001, authorized 100,000,000 shares issued 37,910,000 and 37,750,000 shares, respectively	37,910	37,750
Additional paid in capital	60,368	36,528
Accumulated deficit	(1,047,272)	(992,203)
Total Stockholders' Equity (Deficit)	(948,994)	(917,925)

Total Liabilities and Stockholders' Equity (Deficit)	$68,471	$51,428

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues - related party	$–	$–
Cost of revenues	–	–
Gross margin	–	–

Operating expenses:
Consulting to related party	27,500	27,500
General and administrative	11,657	12,634
Professional fees	2,613	2,994
	41,770	43,128

Operating income (loss)	(41,770)	(43,128)

Other income (expense):
Interest expense related parties	(2,049)	(808)
Interest expense - unrelated parties	(11,250)	(11,589)
	(13,299)	(12,397)

Net Income Before Taxes	(55,069)	(55,525)

Income Tax Provision	–	–

Net (loss)	$(55,069)	$(55,525)

Net (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	37,830,000	38,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(55,069)	$(55,525)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,050	2,089

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	3,613	10,500
Increase (decrease) in accounts payable - related parties	27,500	27,500
Increase in accrued interest	11,250	11,589
Increase in accrued interest-related parties	2,049	808

Net cash used for operating activities	(9,607)	(3,039)
.
Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit, related party	54,200	50,000
Repayments on line of credit, related party	(50,500)	(46,500)

Net cash provided by financing activities	3,700	3,500

Net Increase (Decrease) In Cash	(5,907)	461

Cash At The Beginning Of The Period	48,636	46,899

Cash At The End Of The Period	42,729	47,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Assets acquired in exchange for stock	$24,000	$–

Cash paid during the year for:
Interest	$–	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2017 and 2016 and

For the Year Ended December 31, 2016

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2017 and December 31, 2016.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of March 31, 2017 and December 31, 2016, respectively, using the market and income approaches.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements will vary from one to thirty days. Customers pay in advance and revenue is recognized based on the length of each contract. For the three months ended March 31, 2017 and 2016, the Company recognized no income from the rental of the trailers.

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

There were no potentially dilutive shares outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2017, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of March 31, 2017, and December 31, 2016, the balance of the line of credit was $104,260 and $100,560, respectively. The Company recorded accrued interest of $6,405 and $4,972 on the line of credit at March 31, 2017 and December 31, 2016, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of March 31, 2017, and December 31, 2016 the balance of the line of credit was $25,000. The Company recorded accrued interest of $4,075 and $3,459 at March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – OTHER RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 1,500 square feet of office and garage space at 3500 75th Street West, Rosamond, California. We share this space with Matthew D. Jackson, our Chief Marketing Officer. Presently, we do not incur any expenses for the use of this facility.

Line of credit from related party

The Company has two line of credit agreements with related parties. The sole owner of DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners is owned by the party that owns DEVCAP Partners, LLC. See Note 4 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three months ended March 31, 2017 and March 31, 2016, the Company recorded consulting fee expense to DEVCAP of $27,500. The amount due but unpaid is $165,000 and $142,500 at March 31, 2017 and 2016, respectively, and is included in accounts payable- related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For each of the three months ended March 31, 2017 and 2016, the Company recorded consulting fee expense of $2,500. The amount due but unpaid was $22,500 and $20,000 at March 31, 2017 and December 31, 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. For each of the three months ended March 31, 2017 and 2016, the Company recorded consulting fee expense of $2,500. The amount due but unpaid was $17,500 and $15,000 at March 31, 2017 and December 31, 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

Related party purchase of asset

The Company purchased a 1971 Chevrolet Corvette for use in the business operations. The vehicle was acquired from the majority shareholder in exchange for 160,000 of stock valued at $.15 per share, for a total of $24,000.

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

Mobile Billboard Advertising

We are engaged in the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a "Teardrop Camper Trailer", is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We received and assembled one Teardrop Trailer from an independent partnership (the "Partnership"), based upon Teardrop Trailer designs provided by the Partnership and approved by us. This Teardrop Trailer was delivered on January 15, 2015. In addition, we ordered a "Kit" from the Partnership, along with a custom chassis from an independent supplier recommended by the Partnership, which enables us to assemble our first Teardrop Trailer. The Teardrop Trailer assembled from this Kit was assembled by an independent contractor and was delivered to us on December 31, 2014. Due to manufacturing limitations of the Partnership, we determined that it would be faster and more efficient to assemble a completed Teardrop Trailer from a Kit then to wait for delivery of a completed Teardrop Trailer from the Partnership. In the future, we intend to obtain additional Teardrop Trailers by using a Kit and independent contractors to assemble the Kit.

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

Our trailers are assembled upon a chassis that has tail lights, wiring, fenders, wheels and a trailer hitch that is compliant with Federal and State regulations. We have no formal relationship with any trailer chassis manufacturer, but we believe that many manufacturers will continue to offer a chassis that we will utilize in our trailers. In the event that chassis become unavailable, our business would be adversely affected as we would then have to adjust our designs to fit chassis available from other sources.

In June of 2016, we acquired an enclosed twenty-six (26) foot tandem axle cargo trailer that will be used in our mobile advertising business along with our Teardrop Trailers. In December of 2016 we sold our 2016 twenty-six foot cargo trailer with the intention of acquiring a 2017 model with certain new model improvements.

Marketing

We are currently marketing our advertising and design services through our website www.tdropmobile.com. We have hired an independent web-site developer to develop our website, which was completed on December 14, 2014. In addition, we offer our mobile billboard advertising services through traditional marketing channels, such as trade journals, trade catalogues, yellow pages advertising, and through the personal contacts of our Management. Marketing of our mobile billboard advertising has already commenced as we have made several proposals to motor sports events and advertisers to use our services. We also market our consulting services through personal contacts of our officers and majority shareholder.

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

In October of 2015, we acquired a 1966 Ford Mustang from DEVCAP Partners a related party for 250,000 shares of our restricted stock valued at the historical cost of $36,785 to DEVCAP. In June of 2016, the asset was sold back to DEVCAP Partners, LLC for the same valuation and the 250,000 shares were cancelled and returned to our treasury.

In February of 2017, we issued 160,000 shares of our restricted stock at a historical value of $24,000 to DEVCAP Partners, LLC a related party for the acquisition of a 1971 LS5 Corvette for use in our business and a promotional and tow vehicle.

We currently offer advertising space on our trailers. Advertisement can be installed by applying decals, large vinyl sheets as decals or by fastening one large sheet of vinyl to the sides and top of the trailer. In addition, we will offer to provide our tow vehicle and a driver.

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

We also offer to work closely with our clients to fully understand the client's marketing objectives. We use our best efforts to identify the highest profile locations in our client's target market in order to provide the most efficient, high exposure, high impact and cost-effective mobile billboard advertising campaign.

At every stage of the process, our services can include design, branding and selection of graphics, to achieve maximum results. Audio, illumination, promotional sampling and other sensory elements can be added to further enhance an advertising message.

Our rates are negotiated at time of agreement with our client. Our rates are based upon the range of services, length of the advertising contract, number of vehicles used, miles traveled, length of campaign, ancillary costs and other variables. Generally, we anticipate our rates to be $995 for the design and application, and removal of graphics to a trailer; $295 per day for the use of the trailer; $175 per day for a tow vehicle and driver, based upon a 6 hour day. There will be a 3 day minimum for each trailer rental.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

The Company had no revenues during the three months ended March 31, 2017 and 2016.

Operating Expenses

For the three months ended March 31, 2017 operating expenses were $41,770 compared to $43,128 for the same period in 2016 for a decrease of $1,358. The decrease was primarily a result of the decrease in general and administrative expenses to $11,657 from $12,634 and a decrease in related professional fees to $2,613 compared to $2,994 for the same period in 2016.

Interest and Financing Costs

Interest expense was $13,299 for the three months ended March 31, 2017 compared to $12,397 for the three months ended March 31, 2016.

Net Income (Loss)

The Company incurred losses of $55,069 for the three months ended March 31, 2017 compared to $55,525 during the three months ended March 31, 2016 due to the factors discussed above.

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

The Company had $42,729 in cash at March 31, 2017 with availability on our related party lines of credit with DEVCAP Partners, LLC and General Pacific Partners, LLC of $770,740. We had a working capital deficit of $974,736.

Operating activities

During the three months ended March 31, 2017, we used $9,607 in operating activities compared to $3,039 during the three months ended March 31, 2017, an increase in cash outflows of $6,568. The decrease between the periods was largely due to a $8,125 reduction in additional accounts payable in incurred.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2017 and the same for the period in 2016.

Financing activities

During the three months ended March 31, 2017, we generated $3,700 from financing activities compared to $3,500 for the same period ended March 31, 2016.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company issued 160,000 shares of common stock to purchase a vehicle for use in operations.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2017, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

On April 12, 2017, our Chief Financial Officer, Robert Wilson submitted his resignation to the company.

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

May 10, 2017

By: /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

