Form 10-Q
period 2017-06-30
Teardroppers, Inc.
filed 2017-08-16
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 38,210,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 30, 2017.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$60,071	$48,636
Total current assets	60,071	48,636

Fixed assets :
Cost	89,000	5,000
Less accumulated depreciation	(7,708)	(2,208)
Fixed assets, net	81,292	2,792

Total Assets	$141,363	$51,428

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$125,124	$104,062
Accounts payable - related parties	230,000	177,500
Customer deposits	14,500	14,500
Loan payable	450,000	450,000
Lines of credit from related parties	167,260	125,560
Accrued interest	111,800	89,300
Accrued interest - related parties	12,957	8,431
Total current liabilities	1,111,641	969,353

Total Liabilities	1,111,641	969,353

Stockholders' (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively
Common stock, par value $0.001, authorized 100,000,000 shares issued 38,210,000 and 37,750,000 shares, respectively	38,210	37,750
Additional paid in capital	120,068	36,528
Accumulated deficit	(1,128,556)	(992,203)
Total Stockholders' (Deficit)	(970,278)	(917,925)

Total Liabilities and Stockholders' (Deficit)	$141,363	$51,428

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$–	$6,010	–	6,010
Total revenue	–	6,010	–	6,010

Cost of sales	–	–	–	–
Gross margin	–	6,010	–	6,010

Operating expenses:
Consulting to related parties	25,000	28,000	52,500	55,500
General and administrative	27,566	10,903	39,223	23,537
Professional fees	14,991	17,734	17,604	20,728
	67,557	56,637	109,327	99,765

Operating income (loss)	(67,557)	(50,627)	(109,327)	(93,755)

Other income (expense):
Interest expense - related parties	(2,477)	(1,241)	(4,526)	(2,049)
Interest expense	(11,250)	(10,942)	(22,500)	(22,531)
	(13,727)	(12,183)	(27,026)	(24,580)

Net Income Before Taxes	(81,284)	(62,810)	(136,353)	(118,335)

Income Tax Provision	–	–	–	–

Net income (loss)	$(81,284)	$(62,810)	(136,353)	(118,335)

Net income (loss) per share (Basic and fully diluted)	$(0.00)*	(0.00)*	(0.00)*	(0.00)*

Weighted average number of common shares outstanding	38,160,549	37,793,956	37,996,188	37,896,409

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(136,353)	$(118,335)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation	5,500	2,437

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	21,062	22,000
Increase (decrease) in accounts payable - related parties	52,500	55,000
Increase in accrued interest - related parties	4,526	2,049
Increase in accrued interest	22,500	22,531

Net cash used for operating activities	(30,265)	(14,318)

Cash Flows From Investing Activities:
Assets purchased	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	134,700	140,225
Repayments on line of credit to related party	(93,000)	(92,200)

Net cash provided by financing activities	41,700	48,025

Net Increase (Decrease) In Cash	11,435	33,707

Cash At The Beginning Of The Period	48,636	46,899

Cash At The End Of The Period	60,071	80,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired with accounts payable	$–	$5,859
Assets acquired in exchange for stock	$84,000	$–
Asset transferred for cancellation of shares	$–	$(33,107)

Cash paid during the period for:
Interest	$–	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Six Months Ended June 30, 2017 and 2016

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2017 and December 31, 2016.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of June 30, 2017 and December 31, 2016, respectively, using the market and income approaches.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. The Company recognized $6,010 of income from the rental of the trailers during the three months ended June 30, 2016.

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

There were no potentially dilutive shares outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of June 30, 2017, and December 31, 2016, the balance of the line of credit was $142,260 and $100,560, respectively. The Company recorded accrued interest of $8,259 and $4,972 on the line of credit at June 30, 2017 and December 31, 2016, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of June 30, 2017 and December 31, 2016 the balance of the line of credit was $25,000. The Company recorded accrued interest of $4,698 and $3,459 at June 30, 2017 and December 31, 2016, respectively.

NOTE 5 – OTHER RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 1,500 square feet of office and garage space at 3500 75th Street West, Rosamond, California. We share this space with Matthew D. Jackson, our Chief Marketing Officer. Presently, we do not incur any expenses for the use of this facility.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three months ended June 30, 2017 and 2016, the Company recorded consulting fee expense to DEVCAP of $22,500. For the six months ended June 30, 2017 and 2016, the Company recorded consulting fee expense to DEVCAP of $45,000. The amount due but unpaid is $187,500 and $142,500 at June 30, 2017 and 2016, respectively, and is included in accounts payable- related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the three months ended June 30, 2017 and 2016, the Company recorded consulting fee expense of $2,500. For the six months ended June 30, 2017 and 2016, the Company recorded consulting fee expense of $5,000. The amount due but unpaid was $25,000 and $20,000 at June 30, 2017 and December 31, 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. He resigned effective April 1, 2017. For the three and six months ended June 30, 2016, the Company recorded consulting fee expense of $2,500 and $5,000, respectively. The Company accrued $2,500 for the first quarter of 2017. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 and $15,000 at June 30, 2017 and December 31, 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

Related party purchase of asset

On February 4, 2017, the Company purchased a 1971 Chevrolet Corvette for use in the business operations. The vehicle was acquired from the majority shareholder in exchange for 160,000 of stock valued at $.15 per share, for a total of $24,000.

On April 15, 2017, the Company purchased a 1995 Featherlite trailer for use in the business operations. The trailer was purchased from a shareholder in exchange for 300,000 shares valued at $.20 per share, for a total of $60,000.

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

In April of 2017, we acquired a 1995 Featherlite enclosed fifty-three (53) foot spread axle trailer that we intend to use in our mobile advertising business.

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

In February of 2017, we issued 160,000 shares of our restricted stock at a value of $24,000 to DEVCAP Partners, LLC a related party for the acquisition of a 1971 LS5 Corvette for use in our business and a promotional and tow vehicle.

In April of 2017, we issued 300,000 common shares valued at $60,000, to Rick Ware Racing, LLC for the acquisition of a 1995 Featherlite trailer for use in our business and a promotional trailer.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

The Company had no revenue during the three months ended June 30, 2017 compared to $6,010 in revenue for the same period ended June 30, 2016.

Operating Expenses

For the three months ended June 30, 2017 operating expenses were $67,557 compared to $56,637 for the same period in 2016 for an increase of $10,920. The increase was primarily a result of the increase in general and administrative expenses to $27,566 from $10,903 for the same period in 2016.

Interest and Financing Costs

Interest expense was $13,727 for the three months ended June 30, 2017 compared to $12,183 in the three months ended June 30, 2016.

Net (Loss)

The Company incurred losses of $81,284 in the three months ended June 30, 2017 compared to $62,810 during the three months ended June 30, 2016 due to the factors discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

The Company realized no revenue during the six months ended June 30, 2017 compared to the $6, 010 in revenue for the six months ended June 30, 2016.

Operating Expenses

For the six months ended June 30, 2017 operating expenses were $109,327 compared to $99,765 for the same period in 2016 for an increase of $9,562. The increase was a result of an increase in general and administrative expenses which increased to $39,223 from $23,537 for a difference of $15,686.

Interest and Financing Costs

Interest expense was $27,026 for the six months ended June 30, 2017 compared to $24,580 in the six months ended June 30, 2016.

Net (Loss)

The Company incurred losses of $136,353 in the six months ended June 30, 2017 compared to $118,335 during the six months ended June 30, 2016 due to the factors discussed above.

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

The Company had $60,071 in cash at June 30, 2017 with availability on our related party line of credit with DEVCAP Partners, LLC & General Pacific Partners, LLC of a total of $732,740.  As of June 30, 2017, we had a working capital deficit of $1,051,570.

Operating activities

During the six months ended June 30, 2017, we used $30,265 in operating activities compared to $14,318 during the six months ended June 30, 2016, an increase of $15,947. The increase in the period is primarily due to an increase in net loss for the period.

Investing activities

We neither generated nor used cash flow in investing activities during the six months ended June 30, 2017 and the same for the period in 2016.

Financing activities

During the six months ended June 30, 2017, we generated $41,700 from financing activities compared to $48,025 for the same period ended June 30, 2016.

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

This report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, the Company issued 160,000 shares of common stock to purchase a vehicle for use in operations.

During the six months ended June 30, 2017, we acquired a 1995 Featherlite enclosed fifty-three (53) foot spread axle trailer that we intend to use with our mobile advertising business. The company issued 300,000 shares of its common stock to purchase the trailer. The cost basis of the shares issued was $.20 twenty cents per share.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2017, the Company had no senior securities issued and outstanding.

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

August 16, 2017

By: /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

