Form 10-Q
period 2017-09-30
Teardroppers, Inc.
filed 2017-11-14
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 41,550,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on September 30, 2017.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$47,649	$48,636
Total current assets	47,649	48,636

Fixed assets:
Cost	89,000	5,000
Less accumulated depreciation	(12,158)	(2,208)
Fixed assets, net	76,842	2,792

Total Assets	$124,491	$51,428

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$136,675	$104,062
Accounts payable - related parties	255,000	177,500
Customer deposits	14,500	14,500
Loan payable	450,000	450,000
Lines of credit from related parties	2,385	125,560
Accrued interest	123,050	89,300
Accrued interest -related parties	13,226	8,431
Total current liabilities	994,836	969,353

Total Liabilities	994,836	969,353

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively	–	–
Common stock, par value $0.001, authorized 100,000,000 shares issued 41,550,000 and 37,750,000 shares, respectively	41,550	37,750
Additional paid in capital	283,728	36,528
Accumulated deficit	(1,195,623)	(992,203)
Total Stockholders' Equity (Deficit)	(870,345)	(917,925)

Total Liabilities and Stockholders' Equity (Deficit)	$124,491	$51,428

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017		2016		2017		2016

Revenues	$–		$–		$–		$6,010
Total revenue	–		–		–		6,010

Cost of sales	–		–		–		–

Gross margin	–		–		–		6,010

Operating expenses:
Consulting to related parties	25,000		27,500		77,500		83,000
General and administrative	26,873		11,095		66,096		34,632
Professional fees	3,675		27,039		21,279		47,767
	55,548		65,634		164,875		165,399

Operating income (loss)	(55,548)		(65,634)		(164,875)		(159,389)

Other income (expense):
Interest expense - related parties	(269)		(2,147)		(4,795)		(4,196)
Interest expense - unrelated parties	(11,250)		(11,342)		(33,750)		(33,873)
	(11,519)		(13,489)		(38,545)		(38,069)

Net Income Before Taxes	(67,067)		(79,123)		(203,420)		(197,458)

Income Tax Provision	–		–		–		–

Net income (loss)	$(67,067)		$(79,123)		$(203,420)		$(197,458)

Net income (loss) per share
(Basic and fully diluted)	$(0.00	) *	$(0.00	) *	$(0.01	) *	$(0.01	) *

Weighted average number of Common shares outstanding	41,368,478		37,750,000		39,132,637		37,847,070

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(203,420)	$(197,458)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	9,950	2,980

Changes in Operating Assets and Liabilities
Increase in accounts payable - unrelated parties	32,613	44,025
Increase in accounts payable - related parties	77,500	76,641
Increase in accrued interest - related parties	4,795	4,196
Increase in accrued interest - unrelated parties	33,750	33,873

Net cash used for operating activities	(44,812)	(35,743)

Cash Flows From Investing Activities:

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	196,825	218,434
Repayments on line of credit to related party	(153,000)	(174,600)

Net cash provided by financing activities	43,825	43,834

Net Increase (Decrease) In Cash	(987)	8,091

Cash At The Beginning Of The Period	48,636	46,899

Cash At The End Of The Period	$47,649	$54,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Conversion of related party debt to stock	$167,000	$–
Assets acquired in exchange for stock	$84,000	$–
Assets acquired with accounts payable	$–	$5,859
Asset transferred for cancellation of shares	$–	$(33,107)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2017 and December 31, 2016.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of September 30, 2017 and December 31, 2016, respectively, using the market and income approaches.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. The Company recognized $6,010 of income from the rental of the trailers during the nine months ended September 30, 2016.

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

There were no potentially dilutive shares outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. On July 5, 2017, $142,000 of the balance due was converted into 2,840,000 shares of stock valued at $.05 per share. As of September 30, 2017, and December 31, 2016, the balance of the line of credit was $2,385 and $100,560, respectively. The Company recorded accrued interest of $8,494 and $4,972 on the line of credit at June 30, 2017 and December 31, 2016, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the entire balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. As of September 30, 2017, and December 31, 2016 the balance of the line of credit was $0 and $25,000, respectively. The Company recorded accrued interest of $4,732 and $3,459 at September 30, 2017 and December 31, 2016, respectively.

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

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three months ended September 30, 2017 and 2016, the Company recorded consulting fee expense to DEVCAP of $22,500. For the nine months ended September 30, 2017 and 2016, the Company recorded consulting fee expense to DEVCAP of $67,500. The amount due but unpaid is $210,000 and $142,500 at September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable- related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the three months ended September 30, 2017 and 2016, the Company recorded consulting fee expense of $2,500. For the nine months ended September 30, 2017 and 2016, the Company recorded consulting fee expense of $7,500. The amount due but unpaid was $27,500 and $20,000 at June 30, 2017 and December 31, 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its former Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. He resigned effective April 1, 2017. For the three and nine months ended September 30, 2016, the Company recorded consulting fee expense of $0 and $2,500, respectively. The amount due but unpaid was $17,500 and $15,000 at September 30, 2017 and December 31, 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

Related party purchase of asset

On February 4, 2017, the Company purchased a 1971 Chevrolet Corvette for use in the business operations. The vehicle was acquired from the majority shareholder in exchange for 160,000 shares of stock valued at $.15 per share, for a total of $24,000.

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

Business of The Company

The Teardroppers, Inc., (the “Company”), is a Nevada corporation which was formed in September of 2013.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

The Company had no revenue during the three months ended September 30, 2017 compared to no revenue for the same period ended September 30, 2016.

Operating Expenses

For the three months ended September 30, 2017 operating expenses were $55,548 compared to $65,634 for the same period in 2016 for a decrease of $10,086. The decrease was primarily a result of the decrease in professional fees to $3,675 from $27,039 for the same period in 2016.

Interest and Financing Costs

Interest expense was $11,519 for the three months ended September 30, 2017 compared to $13,489 in the three months ended September 30, 2016.

Net Income (Loss)

The Company incurred losses of $67,067 in the three months ended September 30, 2017 compared to $79,123 during the three months ended September 30, 2016 due to the factors discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

The Company realized no revenue during the nine months ended September 30, 2017 compared to $6,010 in revenue for the nine months ended September 30, 2016. The revenue decreased due to our inability to attract customers for our mobile advertising business.

Operating Expenses

For the nine months ended September 30, 2017 operating expenses were $164,875 compared to $165,399 for the same period in 2016 for a decrease of $524.  The decrease was a result of a decrease in consulting to related parties, which decreased to $77,500 from $83,000 for a decrease of $5,500, and professional fees, which decreased to $21,279 from $47,767 for a decrease of $26,488. Sales, general and administrative expenses for the nine months ended September 30, 2017 were $66,096 as compared to $34,632, for the nine months ended September 30, 2016, an increase of $31,464.  The increase was due to an increase in travel and fuel expenses.

Interest and Financing Costs

Interest expense was $38,545 for the nine months ended September 30, 2017 compared to $38,069 in the nine months ended September 30, 2016.

Net Income (Loss)

The Company incurred losses of $203,420 in the nine months ended September 30, 2017 compared to $197,458 during the nine months ended September 30, 2016 due to the factors discussed above.

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

The Company had $47,649 in cash at September 30, 2017. On July 5, 2017, $142,000 of the balance due on our related party line of credit with DEVCAP Partners, LLC was converted into 2,840,000 shares of stock valued at $.05 per share. As of September 30, 2017, the balance of the line of credit was $2,385. The Company recorded accrued interest of $4,732 at September 30, 2017. We had a working capital deficit of $947,187.

Operating activities

During the nine months ended September 30, 2017, we used $44,812 in operating activities compared to $35,743 during the nine months ended September 30, 2016, an increase of $9,069. The increase between the periods was largely due to a $5,962 increase in net (loss).

Investing activities

We neither generated nor used cash flow in investing activities during the nine months ended September 30, 2017 and the same for the period in 2016.

Financing activities

During the nine months ended September 30, 2017, we generated $43,825 from financing activities compared to $43,834 for the same period ended September 30, 2016, a decrease of $9.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2017, the Company issued 160,000 shares of common stock to purchase a vehicle for use in operations.

During the nine months ended June 30, 2017, we acquired a 1995 Featherlite enclosed fifty-three (53) foot spread axle trailer that we intend to use with our mobile advertising business. The company issued 300,000 shares of its common stock to purchase the trailer. The cost basis of the shares issued was $.20 twenty cents per share.

ITEM 3. Default Upon Senior Securities

During the nine months ended June 30, 2017, the Company had no senior securities issued and outstanding.

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

November 14, 2017

By: /s/ Raymond Gerrity

Raymond Gerrity

Chief Executive Officer

