Form 10-K
period 2017-12-31
Teardroppers, Inc.
filed 2018-04-17
CIK 1615780

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-197889

THE TEARDROPPERS, INC.

(Exact name of Registrant as specified in its charter

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2017 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of December 31, 2017.

On March 31, 2018, we had 41,550,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2017

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

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Mr. Kevin P. O’Connell. Mr. O’Connell owns a majority interest in DEVCAP Partners, LLC (“DEVCAP”), which owns approximately seventy-eight (78%) of our outstanding shares of common stock. We have incurred losses of $1,262,880 from inception through December 31, 2017. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2017 we had utilized $49,750 from the Line of Credit.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $240,000 or approximately $20,000 per month, consisting of: $5,000 for officers’ salaries, $5,000 for executive marketing assistants, $2,500 for office space, $2,500 for telecom and communications, $3,000 for marketing efforts, $1,000 for legal and accounting costs and $1,000 for debt service.

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

The Mobile Billboard Advertising Service

We are currently engaged in the business of mobile outdoor billboard advertising, by offering to provide advertising space on custom designed and manufactured “Teardrop Trailers” and standard cargo trailers purchased from independent trailer manufacturers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Our cargo trailers are standard vehicle hauling “box” trailers having straight aluminum sided walls and wood floors, and are 26 feet long and 8 feet wide. Our trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a “Teardrop Camper Trailer”, is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have one Teardrop Trailer and we have one Cargo Trailer on order. Should we determine to order additional Teardrop Trailers, we intend to order them from independent “Kit” suppliers. Kits are available from several suppliers and are made up of all of the pre-cut, ready to assemble, components of a Teardrop Trailer, except for the chassis. Cargo trailers are available from many independent manufacturers. Our Teardrop Trailer was delivered to us on February 15, 2015. The Teardrop Trailer we received was assembled on a trailer chassis that we had obtained from an independent trailer chassis manufacturer. Our Teardrop Trailer has an outer skin of uncoated aluminum and is 6 feet in width, 10 feet in length and 5 feet in height. Wheels and tires are outside the body and are covered by fenders. Our Teardrop Trailer weighs less than 1000 pounds, so most vehicles, can tow one and have little effect on the vehicle's fuel consumption. We have previously paid $5,000 for the manufacture and assembly of our Teardrop Trailer.

We intend to place orders for additional Teardrop Trailers or Kits and cargo trailers as we build interest in our advertising offerings. We estimate that it will take approximately 30 days from the date we place an order to the delivery of the trailer to us. When we determine to order additional Teardrop Trailers, we will do so by engaging independent Computer Numerical Control (“CNC”) contractors. Teardrop Trailer we ordered will be assembled on trailer chassis that we have obtained from an independent trailer chassis manufacturer.

As an alternative and with the increased popularity of the teardrop style trailer we intend to acquire a recently constructed or used trailer to include in our inventory.

We have chosen the unique shape and look of a Teardrop Trailer, as well as the small size of Car Hauling Trailers, as our advertising platforms as we believe their "eye appeal" will be attractive to a target audience's view and retention of the adverting images which will appear on our trailers.

In June of 2016, we acquired an enclosed twenty-six (26) foot trailer for use in our business. In December of 2016, we sold the twenty-six (26) foot trailer to an unrelated buyer. In March of 2017, the company has issued a purchase order to acquire a higher quality and larger Cargo trailer. This order was subsequently cancelled when delivery of the trailer was delayed.

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

On October 5, 2015, we acquired from DEVCAP, a fully restored 1966 Mustang Convertible vehicle to be used to tow our Teardrop trailers. We issued 250,000 shares of our common stock, valued at the historical cost of $36,785 to DEVCAP. In June of 2016, the 1966 Ford Mustang Convertible was sold back to the related party seller for the same valuation and 250,000 shares of common stock was cancelled and returned to our Treasury.

In February of 2017, we acquired a 1971 Chevrolet Corvette LS5 T-top car for use as a promotional and tow vehicle. The car was acquired from DEVCAP Partners, LLC for a value of $24,000 USD. DEVCAP converted the outstanding liability with the company into equity in the company at $0.15 per share for 160,000 shares of common stock.

We believe that the use of Ford Ranchero and Corvette classic tow vehicles that are rare and desirable to drive by potential customers in conjunction with the classic design of the Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit -related party is subject to the approval of Mr. O’Connell. As of December 31, 2017, the balance owed on the Line of Credit was $49,750.

On February 24, 2014, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is owned by the owner and managing member of DEVCAP Partners, LLC, a majority shareholder of the Company. The balance of the line of credit was $0 and $25,000 as of December 31, 2017 and 2016. The Company had unpaid accrued interest of $13,399 and $8,431 at December 31, 2017 and 2016, respectively on the two related party Lines of Credit.

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000.35 on February 1, 2022. The trailer is collateral for the promissory note.

Marketing

We intend to market our advertising, design and consulting services through our website www.tdropmobile.com. Once appropriate funding becomes available, we intend to upgrade our website, introduce ecommerce technologies and advertise on high traffic web properties. We also market our consulting services through personal contacts of our officers and majority shareholder.

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

Loan Agreement with Gemini Southern, LLC

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC. The Loan Agreement provides that no interest is owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the extended maturity date of December 31, 2019. The Loan balance as of December 31, 2017 was $450,000.

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

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized only $6,010 in revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2017 was $1,262,880. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

DEVCAP has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP As of December 31, 2017, we had a balance of $49,750 on the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

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

Because our new CEO Larry Krogh has other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

Because our officers and director have other outside business activities and will only be devoting approximately 10-20% of their time to our operations, our operations may be sporadic and occur at times which are inconvenient to Mr. Krogh Mr. Krogh will devote 10% to 20% of his time per week to the business of the Company. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

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

We have only one director currently, who is our Chief Executive Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

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

From October 2015 through December of 2017 our common shares were listed on the Over the Counter Bulletin Board in the United States under the symbol “TRDP”, In December of 2017, we were notified by FINRA that due to lack of trading, our common shares would no longer be listed for trading on the OTCQB. Accordingly, there are currently no recent bid or ask quotes for our common shares available because no market makers share data or quote our common shares and there is no quoting system available to record and settle trades. Our common shares may now be traded on the “Grey Market” or on the “Grey Sheets”, where trading is moderated by a broker and done between consenting individuals at a price they agree on. The only documentation that can be publicly found regarding the trades is when the last trade took place. The failure to develop or maintain a liquid trading market negatively affects our common share's value and makes it difficult or impossible for you to sell your shares. Even if a liquid market for common shares does develop, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common shares.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From October 2015 through December of 2017 our common shares were listed on the Over the Counter Bulletin Board in the United States under the symbol "TRDP", In December of 2017, we were notified by FINRA that due to lack of trading, our common shares would no longer be listed for trading on the OTCQB. Accordingly, there are currently no recent bid or ask quotes for our common shares available because no market makers share data or quote our common shares and there is no quoting system available to record and settle trades. Our common shares may now be traded on the “Grey Market” or on the “Grey Sheets”, where trading is moderated by a broker and done between consenting individuals at a price they agree on. The only documentation that can be publicly found regarding the trades is when the last trade took place. The failure to develop or maintain a liquid trading market negatively affects our common share's value and makes it difficult or impossible for you to sell your shares. Even if a liquid market for common shares does develop, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common shares.

No trades of our common stock occurred through the facilities of the OTCQB. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTCBB or OTCQB, as applicable, beginning on February 8, 2013. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock.

There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	High	Low

October 1, 2015 –December 31, 2015	$0.25	$0.25
January 1,2016 – March 31, 2016	0.25	0.25
April 1, 2016 – June 31, 2016	0.25	0.25
July 1, 2016 – September 30, 2016	0.25	0.25
October 1, 2016 – December 31, 2016	0.25	0.25
January 1, 2016 –March 31, 2017	0.25	0.25
April 1, 2017 – June 30, 2017	0.25	0.25
August 1, 2017 – September 30, 2017
October 1, 2017 – December 31, 2017*	0.25	0.25

_______________

* Represents quoted prices but not actual trades.

 ** In December of 2017, our shares were de-listed from the OTCQB and are now on the “Grey Market”.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock re-listed for trading on the OTCQB although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2017 or 2016 except that in February 2017 we issued 160,000 shares, valued at $24,000 to a related party for the purchase of a vehicle.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2017 or 2016.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2017 or 2016.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Plan of Operation

Overview

On June 3, 2013, Teardroppers, Inc. (the “Company”, “we”, “us”, or “our”), was incorporated under the laws of the state of Nevada.

We are currently engaged in the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed “Teardrop Trailers” and on car hauling trailers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Car hauling trailers are “box” like and have more space for advertising displays. Our trailers are light weight so that they can be towed behind small economy sized vehicles and pickup trucks. Beginning in 2015, we introduced classic car tow options with enclosed car hauler trailers as rental options.

Trends & Outlook

Revenue – Our revenue is derived primarily from renting our trailers with specific advertising and branding messaging lettered to each trailer that can be used in display settings. Additionally, we may receive additional revenue from customers requiring custom advertising applications to the trailers they rent from our Company.

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

Intangible and Long-Lived Assets - We follow ASC 360, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2017 and 2016.

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

Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016

Revenues

There were no trailer advertising revenues for the year ended December 31, 2017 and $6,010 for the year ended December 31, 2016. The Company incurred no cost of revenue for 2017 and 2016.

Operating Expenses

Operating expenses for the year ended December 31, 2017 were $215,759 as compared to $219,363 for the year ended December 31, 2016. Expenses in 2017 versus 2016 included $102,500 compared to $110,500 in consulting to related party, $85,617 versus $48,022 in general and administrative, and $27,642 versus $60,841 in professional fees. The decrease in expenses in 2017 is attributable to a decrease in consulting to related party and professional fees.

Interest Expense

Interest expense for the twelve months ended December 31, 2017 was $54,918 and $51,428 in the twelve months ended December 31, 2016.

Net Loss

The net loss for the twelve months ended December 31, 2017 was $270,677 as compared to a loss of $263,554 for the twelve months ended December 31, 2016 due to the factors discussed above.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2017 the Company had total assets of $269,169, comprising of $40,027 in cash, $229,142 in property and equipment and current liabilities of 1,062,905 and a working capital deficit of $1,022,878. The Company has incurred losses since Inception to December 31, 2017 of $1,262,680 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Operating Activities

During the year ended December 31, 2017, we used $94,949 in cash in operating activities, compared to $38,629 during the year ended December 31, 2016. The increase in cash used during 2017 was primarily due to an increase in the amount of cash used to pay for expenses incurred by the company. During the same period in 2016, expenses were incurred by the company but not paid with cash. In addition, $10,000 of legal fees were paid by a related party during 2016.

Investing Activities

During the year ended December 31, 2017, we generated $0 net from investing activities compared to $641 during the year ended December 31, 2016.

Financing Activities

During the year ended December 31, 2017, proceeds received from related party lines of credit exceeded repayments by $86,340 compared to $39,725 during the year ended December 31, 2016.

Stockholder Matters

Total stockholders’ deficit was $937,602 on December 31, 2017, or $0.023 per share outstanding and was $917,925 or $0.024 per share outstanding on December 31, 2016.

Management expects to raise $350,000 in capital through the issuance of debt and equity in 2018 and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to $240,000 consisting of: $30,000 for supplies, materials and assembly of our advertising Teardropper trailers, $60,000 for administrative and management, $40,000 for legal and accounting, $20,000 for social media marketing, $40,000 for branded content for branded advertising and $50,000 for television and print media advertising.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with DEVCAP. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell is also the managing member and majority membership interest holder of General Pacific Partners, LLC a limited liability company (“GPP”). In February of 2014, the Company established a $450,000 unsecured line of credit with GPP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2017, we have no balance on the GPP line of credit.

Mr. O'Connell is the managing member and the majority membership interest holder of our majority shareholder (78%), DEVCAP Partners, LLC, a limited liability company (“DEVCAP”). In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2017, we owe $49,750 on the DEVCAP line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the drawing down of capital from our lines of credit. At December 31, 2017, the Company had cash on hand of $40,027.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after December 2017, and accordingly our current cash balances will not be sufficient to fund our operating expenses after December 2017. We have received only $6,010 in revenues since our inception through December 31, 2017 and have incurred a net loss of $1,262,880 and net cash used in operations of $980,941

Unless we begin generating more revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues from leasing fees. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. Additionally, we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2017 and 2016

Recently Issued Accounting Pronouncements

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

Financing Needs

Including the net proceeds from the private placement stock offering, the Company may only have sufficient funds to conduct its operations through December 31, 2017. We earned no revenue in 2015, $6,010 for the year ended December 31, 2016, and $0 for the year ended December 31, 2017. It is anticipated that the Company will generate additional revenue in 2018; however, there can be no assurance that if in fact the Company does generate increased revenue in 2018, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

The Company presently does not have any available outside credit, bank financing or other external sources of liquidity, other than the net proceeds we receive from our related party lines of credit. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to continue operations. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company cannot guarantee that it will be able to obtain additional capital. The Company will seek capital from the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses or experience unexpected cash requirements. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail or may even cease its operations.

Recent Financings

As of December 31, 2017 we had a balance owing of $499,750 from one related party; DEVCAP Partners, LLC and a third party lender, Gemini Southern, LLC, pursuant to unsecured Line of Credit Agreements and a loan payable. The Line of Credit Agreements and loan payable provide for interest at the rate of 10% per annum.

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022.

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

We are a Smaller Reporting Company with no revenue, with a relatively small number of bookkeeping entries.

Our Chief Executive Officer, who is also our Chief Financial Officer has, as of the end of the period covered by this report, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective at the reasonable assurance level discussed above, due to (i) there is no Audit Committee; and (ii) there is no internal accounting expertise in the Company;

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Raymond Gerrity*	60	President, & CEO
Matthew Jackson		Former CFO, resigned January 15, 2017
Robert Wilson		Former officer, resigned April 1, 2017
Larry Krogh*	54

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

Matthew D. Jackson – Mr. Jackson has twenty five years of sales, marketing and manufacturing experience in various custom fabrication businesses and multiple industries. From 2012 to 2015, Mr. Jackson has been a co-founder and Director of Marketing for the Toyota SWS Racing Series in southern California involved in the promotion and marketing of a developmental competition series at Willow Springs International Raceway (WSIR) under the direction of Toyota’s regional marketing group and the founder of the WSIR. From 1999 to 2015, Mr. Jackson is the founder and President of Pro-Line Pit Karts & Cabinets, a specialty manufacturer of mobile storage cabinets for various professions and industries. From 1978 through 2012, Mr. Jackson was a principal at Jackson RaceCars of Palmdale, California involved in the design, manufacture, marketing and competition of custom NASCAR and outside specification chassis used in competition in NASCAR based formats. Mr. Jackson has held various NASCAR technical licenses.

On March 28, 2018, Mr Gerrity advised the Company that he was taking a new full time position with an unaffiliated employer and therefore submitted his resignation, as CEO and as a director, effective upon the filing of this 10-K Report. There were no disagreements with Mr. Gerrity. On April 5, 2018, the Company agreed to appoint Larry Krogh as the Company’s President and Chief Executive Officer, and as a director, upon the date that Mr. Gerrity’s resignation becomes effective. There was no written employment agreement.

On April 6, 2018, the Company elected Larry Krogh as its sole director, Chief Executive Officer and Chief Financial Officer, with Mr. Krogh assuming his duties upon the filing of this 10-K Report.

Larry Krogh – From 2002 through the present, Mr. Krogh has been the CEO and founding Broker of GP Property Management Inc., a real estate brokerage sales & marketing company that works with hedge funds and assists real estate principals in long term investments and speculation. Mr. Krogh will be paid $2,500 per month. Mr. Krogh will devote approximately 15% of his time to the business of the Company.

In 2000, Mr. Krogh was CEO of Assist You Sell.  He ran startups leading to the expansion of various franchises. In 1999, Mr. Krogh was the CFO of Lightpoint. He was responsible for capital formation, managed sales accounts, and assisted in acquiring contracts with outside companies. Mr. Krogh collaborated with Affinity Lifestyles in 1998 where he managed various key accounts, managed employees and led business development efforts to bring new companies and related value to Affinity. In 1997, Mr. Krogh was CFO of ARC Equities and ran various mergers and acquisition activities for the company. Finally, from 1995 through 1996, Mr. Krogh was an agent with New York Life.

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

To date, the Company has paid minimal compensation to its officers in the form of stock and cash payments due to the fact that the Company has only recently begun its planned operations and is not yet cash flow positive. However, since September 2014, the Company has paid Ray Gerrity, our CEO, $2,500 per month and since October, 2014.

The following table summarized our executive compensation for the years ended December 31, 2015, 2016 and 2017.

						All	Annual
				Stock	Compensation	Other	Compensation
Name/Position	Year	Salary	Bonus	Options	Plans	Compensation	Total

Ray Gerrity, President	2015	$10,000	$–	$–	$–	$100	$10,100
Chief Executive Officer(1)	2016	$10,000	$–	$–	$–	$–	$10,000
	2017	$10,000	$–	$–	$–	$–	$10,000

Robert Wilson (2)	2015	$10,000	$–	$–	$–	$–	$10,000
Chief Financial Officer	2016	$10,000	$–	$–	$–	$–	$10,000
	2017	$10,000	$–	$–	$–	$–	$10,000

Matthew D. Jackson	2015	$–	$–	$–	$–	$–	$–
Chief Marketing Officer	2016	$–	$–	$–	$–	$–	$–
	2017	$–	$–	$–	$–	$–	$–

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of December 31, 2017 by the following persons:

Name	No. of Shares owned	Percentage of Shares Outstanding
DEVCAP Partners, LLC (1)	29,160,000	78.0%
Steven Verska (2)	2,150,000	5.6%
GB Investments, Inc.(3)	3,250,000	8.5%
Cassin Farlow, LLC (4)(5)	1,925,000	5.2%
Raymond Gerrity – President	125,000	0.3%
Robert Wilson – Former CFO	25,000	0.1%
Matthew D. Jackson	-0-	0%
Directors and Officers as a Group	150,000.04%

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority membership holder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2017, we had a balance owing of $49,750 from the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $8,667 on December 31, 2017. On July 5, 2017, $142,000 of the balance due was converted into 2,840,000 shares of stock valued at $.05 per share.

In addition, we have a line of credit established with General Pacific Partners, LLC (GPP). Kevin P. O’Connell is the majority membership holder of GPP. This line of credit with the Company is $450,000. The receipt of funds from this line of credit is subject to the approval of GPP. As of December 31, 2017, we had no balance owing ($0) to the Line of Credit. The terms of the Line of Credit contains annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of GPP to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $4,732 on December 31, 2017. On July 5, 2017, the entire balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share.

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, business development, accounting, finance, corporate structure and tax planning. On January 1st, 2018 the agreement with DEVCAP Partners, LLC was extended through December 31, 2019.

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which the monies paid to the Company by Gemini Southern, LLC, pursuant to a Consulting Agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of September 30, 2014) would be repaid by the Company. The Loan Agreement provides that no interest is owed on the balance of $300,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 12, 2015. The loan balance as of December 31, 2017 was $450,000. The Consulting Agreement was cancelled on September 20, 2014.

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

In February of 2017, we acquired a 1971 Chevrolet Corvette LS5 T-top car for use as a promotional and tow vehicle. The car was acquired from DEVCAP Partners, LLC for $24,000. DEVCAP converted the outstanding liability with the company into equity in the company at $.15 per share for 160,000 shares of common stock.

We believe that the use of these classic tow vehicles that are rare and desirable to drive by consumers in conjunction with the classic design of the Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

In April of 2017, the company acquired a 1995 Featherlite trailer to be used for promotional, advertising and hauling services. The company purchased the trailer from a related party shareholder in exchange for 300,000 shares of common stock.

In February of 2018, we sold our 1971 Chevrolet Corvette LS5 T-top car to a related party DEVCAP Partners, LLC in return of 160,000 shares of the common stock of the company. The shares were sent to our transfer agent and cancelled.

On March 1st, 2018 the company acquired a 2013 Ford F-150 from a related party to be used as a tow / promotional vehicle. The purchase price was $28,000 USD. On the same date as the executed bill of sale, the related party seller elected to convert the cash proceeds into common stock in our company at .20 per share for a total of 140,000 shares.

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000.35 on February 1, 2022. The trailer is collateral for the promissory note.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

We retained Haynie and Company on January 4, 2018 to audit the 2017 financial statement. Previously, we engaged Pritchett, Siler & Hardy(“PS & H”) on November 12, 2015, who audited 2015 and 2016. The following are the services provided and the amounts billed.

Audit & Review Fees

The aggregate fees billed, for professional services rendered for the reviews of quarterly reports and the audit of the Company’s annual financial statements during the fiscal years ended December 31, 2017 and 2016, was $26,417 and $25,339, respectively.

Audited-Related Fees

For the year ended December 31, 2017 and 2016 there were no fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2017 and 2016, the Company incurred no fees for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2017 and 2016, there were no other fees billed for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2017 and 2016

Statements of Operations for the Years Ended December 31, 2017 and 2016

Statements of Stockholders’ Equity (Deficit) for the Period from December 31, 2015 to December 31, 2017

Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of The Teardroppers, Inc., as amended *
3(ii).1	Corporate Bylaws for The Teardroppers, Inc. *
10.1(*)	Line of Credit Agreement with DEVCAP Partners, LLC
10.2(*)	Purchase Order for Teardrop Trailer dated July 23, 2014
10.3(*)	Consulting Agreement with DEVCAP Partners, LLC dated January 1, 2014
10.4(*)	Consulting Agreement with Gemini Southern LLC, dated September 30, 2013
10.5 (*)	Consulting agreement with Rayna Austin, dated October 8, 2013
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________

* Previously filed with Form S-1

ITEM 16 – Form 10-k summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Teardroppers, Inc.

Date: April 17, 2018	By:	/s/ Raymond Gerrity
Raymond Gerrity
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond Gerrity	Chief Executive Officer, Chief	April 17, 2018
Raymond Gerrity	Financial Officer and Treasurer, (Principal Executive Officer and Principal Financial Officer)

/s/Robert Wilson	Chief Financial Officer	April 17, 2018
Robert Wilson

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Teardroppers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Teardroppers, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations and has negative working capital which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

We have served as the Company's auditor since 2018.

Salt Lake City, Utah

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

The Teardroppers, Inc.

Lancaster, CA

We have audited the accompanying balance sheet of The Teardroppers, Inc. (the Company) as of December 31, 2016 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Teardroppers, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations, and has minimal working capital which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

April 11, 2017

The Teardroppers, Inc.

BALANCE SHEETS

	Dec. 31, 2017	Dec. 31, 2016
ASSETS

Current assets
Cash	$40,027	$48,636
Total current assets	40,027	48,636

Property & Equipment
Cost	254,000	5,000
Less accumulated depreciation	(24,858)	(2,208)
Property & Equipment, net	229,142	2,792
Total Assets	$269,169	$51,428

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$139,987	$104,062
Accounts payable - related parties	234,885	177,500
Customer deposits	14,500	14,500
Current portion of long term debt	21,134	–
Loan payable	450,000	450,000
Line of credit from related party	49,750	125,560
Accrued interest – unrelated parties	139,250	89,300
Accrued interest payable-related parties	13,399	8,431
Total current liabilities	1,062,905	969,353

Long-term note payable (net of current portion)	143,866	–

Total Liabilities	1,206,771	969,353

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 41,550,000 and 37,750,000 shares, respectively	41,550	37,750
Additional paid in capital	283,728	36,528
Accumulated deficit	(1,262,880)	(992,203)
Total Stockholders' Equity (Deficit)	(937,602)	(917,925)
Total Liabilities and Stockholders' Equity (Deficit)	$269,169	$51,428

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2017	Dec. 31, 2016
Revenues	$–	$6,010
Cost of revenues	–	–
Gross margin	–	6,010

Operating expenses:
Consulting to related party	102,500	110,500
General and administrative	85,617	48,022
Professional fees	27,642	60,841
	215,759	219,363

Operating income (loss)	(215,759)	(213,353)

Other income (expense):
Gain on sale of assets	–	1,227
Interest expense - related parties	(4,968)	(6,428)
Interest expense – unrelated parties	(49,950)	(45,000)
	(54,918)	(50,201)

Net Loss Before Taxes	(270,677)	(263,554)

Income Tax Provision	–	–

Net loss	$(270,677)	$(263,554)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	39,741,945	37,823,087

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2015	–	$–	38,000,000	$38,000	$69,385	$(728,649)	$(621,264)

Asset returned for cancellation of shares	–	–	(250,000)	(250)	(32,857)	–	(33,107)

Net loss for the year	–	–	–	–	–	(263,554)	(263,554)

Balances at December 31, 2016	–	–	37,750,000	37,750	36,528	(992,203)	(917,925)

Assets acquired in exchange for stock	–	–	460,000	460	83,540	–	84,000

Conversion of Related Party Note Payable	–	–	3,340,000	3,340	163,660	–	167,000

Net loss for the year	–	–	–	–	–	(270,677)	(270,677)

Balances 12/31/2017	–	$–	41,550,000	$41,550	$283,728	$(1,262,880)	$(937,602)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2017	Dec. 31, 2016
Cash Flows From Operating Activities:
Net loss	$(270,677)	$(263,554)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	22,650	3,425
Legal fees paid by related party	4,850	10,000
Gain on sale of asset	–	(1,227)

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable - unrelated parties	35,925	51,299
Increase in accounts payable - related parties	57,385	110,000
Increase in accrued interest - unrelated parties	49,950	45,000
Increase in accrued interest-related parties	4,968	6,428

Net cash used for operating activities	(94,949)	(38,629)

Cash Flows From Investing Activities:
Purchase of fixed asset	–	(5,859)
Proceeds from sale of asset	–	6,500

Net cash provided by investing activities	–	641

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	241,725	282,184
Repayments on line of credit to related party	(155,385)	(242,459)

Net cash provided by financing activities	86,340	39,725

Net Increase (Decrease) In Cash	(8,609)	1,737

Cash At The Beginning Of The Period	48,636	46,899

Cash At The End Of The Period	40,027	$48,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Shares issued to acquire assets	$84,000	$–
Asset transferred for cancellation of shares	$–	$33,107
Conversion of related party debt to stock	$167,000	$–
Asset acquired for debt	$165,000	$–

Cash paid during the year for:
Interest	$–	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the financial statements.

TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017 and 2016.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of December 31, 2017 and 2016, respectively, using the market and income approaches.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

The primary source of revenue will be from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements will vary from one to thirty days. Customers will pay in advance and revenue will be recognized based on the number of days of each contract that have expired. For the years ended December 31, 2017 and 2016, the Company recognized revenue from the rental of trailers of $0 and $6,010, respectively.

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

There were no potentially dilutive shares outstanding as of December 31, 2017, and December 31, 2016, respectively.

Subsequent events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard becomes effective for the Company on January 1, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The provisions of Topic 606 and the related Accounting Standards Updates will be effective beginning January 1, 2018. The Company will apply the relevant provisions beginning in 2018 and will restate prior transactions as required. The Company does not believe application of the new provisions to future or past transactions will have a significant impact on amounts reported in the financial statements.

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

The Company has incurred losses from operations, has negative working capital, and has a minimum cash balance available for payment of ongoing operating expenses. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2017:

	December 31, 2017	December 31, 2016
Property and equipment, net	$254,000	$5,000
Less: accumulated depreciation	(24,858)	(2,208)
Property and equipment, net	$229,142	$2,792

Depreciation expense for the years ended December 31, 2017 and 2016 was $22,650 and $3,425 respectively.

In October 2015, the Company purchased a 1966 Ford Mustang from a related party for 250,000 shares of common stock, valued at $36,785, the historical cost to the related party. In April 2016, the Mustang was returned to the related party and the shares were cancelled.

In June 2016, the Company purchased for $5,859 a trailer from a company owned by a family member of the managing member and the majority membership interest holder of our majority shareholder. In December 2016, the trailer was sold to an unrelated party for $6,500 and a gain of $1,227 recognized.

In February 2017, the Company purchased a 1971 Chevrolet Corvette for use in the business operations. The vehicle was acquired from the majority shareholder in exchange for 160,000 shares of stock valued at $.15 per share, for a total of $24,000.

On April 15, 2017, the Company purchased a 1995 Featherlite trailer for use in the business operations. The trailer was purchased from a shareholder in exchange for 300,000 shares valued at $.20 per share, for a total of $60,000.

In October 2017, the Company purchased a NASCAR hauler for $165,000. The cost will be paid in monthly installments beginning March 2018. See Note 5 for additional details.

NOTE 5 – LOAN PAYABLE

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013 were $300,000. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. As of December 31, 2017, and 2016, the loan amount was $450,000. The Company recorded accrued interest on this loan of $134,300 and $89,300 as of December 31, 2017, and 2016, respectively.

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000.35 on February 1, 2022. The trailer is collateral for the promissory note.

Principal payments for the next five years will be as follows:

2018	$21,134
2019	28,299
2020	31,888
2021	35,932
2022	47,747
Total	$165,000

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018, bearing interest of 10% per On July 5, 2017, $142,000 of the balance due was converted into 2,840,000 shares of stock valued at $.05 per share. As of December 31, 2017, and 2016, the balance of the line of credit was $49,750 and $100,560, respectively. The Company owes accrued interest of $8,667 and $4,972 at December 31, 2017 and 2016, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the entire balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 and $25,000 as of December 31, 2017, and 2016. The Company owes accrued interest of $4,732 and $3,459 at December 31, 2017 and 2016, respectively.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

Line of credit from related parties

The Company has two line of credit agreements with related parties. DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners, LLC is owned by the party that owns DEVCAP Partners, LLC. See Note 6 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. The Company recorded consulting fee expense of $90,000 for each of the years ended December 31, 2017 and 2016. The amount due but unpaid at December 31, 2017 and 2016 was $187,385 and $142,500, respectively and is included on the balance sheet as accounts payable- related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For each of the years ended December 31, 2017 and 2016, the Company recorded consulting fee expense of $10,000. The amount due but unpaid was $30,000 and $20,000 at December 31, 2017 and 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. The Company accrued $2,500 for the first quarter of 2017. Mr. Wilson resigned effective April 1, 2017. For the years ended December 31, 2017 and 2016, the Company recorded consulting fee expense of $2,500 and $10,000, respectively. The amount due but unpaid was $17,500 and $15,000 at December 31, 2017 and 2016, respectively, and was included on the balance sheet as accounts payable - related parties.

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

On February 14, 2017, the Company purchased a 1971 Chevrolet Corvette for use in the business operations. The vehicle was acquired from the majority shareholder in exchange for 160,000 shares of stock valued at $0.15 per share, for a total of $24,000.

On April 15, 2017, the Company purchased a 1995 Featherlite trailer for use in the business operations. The trailer was purchased from a shareholder in exchange for 300,000 shares valued at $0.20 per share, for a total of $60,000.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase it authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

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

On February 14, 2017, the Company purchased a 1971 Chevrolet Corvette for use in the business operations. The vehicle was acquired from the majority shareholder in exchange for 160,000 shares of stock valued at $0.15 per share, for a total of $24,000.

On April 15, 2017, the Company purchased a 1995 Featherlite trailer for use in the business operations. The trailer was purchased from a shareholder in exchange for 300,000 shares valued at $0.20 per share, for a total of $60,000.

On July 5, 2017, the Company converted $142,000 of related party debt owed to DEVCAP Partners, LLC into 2,840,000 shares of stock valued at $0.05 per share.

On July 5, 2017, the Company converted $25,000 of related party debt owed to General Pacific Partners, LLC into 500,000 shares of stock valued at $0.05 per share.

NOTE 9 - INCOME TAXES

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Legislation passed in December 2017 changed the tax rate on corporate income for tax years beginning in 2018 to 21% at all levels of income. This new rate is used to determine the deferred tax effect in future years. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2017 and 2016, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid.

At December 31, 2017 and 2016, the Company had net operating loss carryforwards of approximately $984,700 and $780,000, respectively, which begin to expire in 2033.

Deferred tax assets (liabilities) consisted of the following:

	2017	2016
Net operating loss carryforwards	$206,800	$119,100
Share based compensation	7,200	7,200
Accounts payable, related party	49,326	26,625
Other deferred tax items	6,150	6,150
Valuation allowance	(269,476)	(159,705)
Total deferred tax assets	$–	$–

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2017 and 2016 was $43,100 and $39,600, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2017 and 2016 is as follows:

	2017	2016
Expected tax at 21%	$(43,100)	$(39,600)
Change caused by change in federal tax rate	(66,671)	–
Change in valuation allowance	109,771	39,600
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017, and 2016, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. Tax years for 2013 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent event pursuant to the requirements of ASC Topic 855 and has determined that no subsequent material events exist requiring disclosure, except as follows:

On March 1, 2018, the Company paid cash (or stock) to a related  party to purchase a 2013 Ford F-150.

On March 26, 2018, the Company received $45,000 as draw down on its line of credit from Devcap

On March 27, 2018, the Company received $75,000 as a draw down on its line of Credit with Gemini Southern

