Form 10-Q
period 2018-03-31
Teardroppers, Inc.
filed 2018-05-21
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to

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

There were 41,530,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 31, 2018.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS

Current assets
Cash	$116,254	$40,027
Prepaid Expenses	2,780	–
Total current assets	119,034	40,027

Property and Equipment:
Cost	258,000	254,000
Less accumulated depreciation	(32,425)	(24,858)
Property and Equipment, net	225,575	229,142

Total Assets	$344,609	$269,169

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$150,299	$139,987
Accounts payable - related parties	259,225	234,885
Customer deposits	14,500	14,500
Deferred Revenue	12,000	–
Current portion of long term debt	25,875	21,134
Loan payable	525,000	450,000
Accrued interest – unrelated parties	145,632	139,250
Line of credit from related party	60,450	49,750
Accrued interest - related parties	13,866	13,339
Total current liabilities	1,206,847	1,062,905

Long term note payable (net of current portion)	137,105	143,866

Total Liabilities	1,343,952	1,206,771

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively
Common stock, par value $0.001, authorized 200,000,000 shares, issued and outstanding 41,530,000 shares and 41,550,000 shares, respectively	41,530	41,550
Additional paid in capital	292,948	283,728
Accumulated deficit	(1,333,821)	(1,262,880)
Total Stockholders' Equity (Deficit)	(999,343)	(937,602)

Total Liabilities and Stockholders' Equity (Deficit)	$344,609	$269,169

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues	$4,000	$–
Cost of revenues	–	–
Gross margin	4,000	–

Operating expenses:
Consulting to related party	26,500	27,500
Consulting to unrelated party	5,000	–
General and administrative	23,450	11,656
Professional fees	3,262	2,613
	58,212	41,769

Operating income (loss)	(54,212)	(41,769)

Other income (expense):
Interest expense related parties	(467)	(2,049)
Interest expense - unrelated parties	(16,262)	(11,250)
	(16,729)	(13,299)

Net Income Before Taxes	(70,941)	(55,068)

Income Tax Provision	–	–

Net (loss)	$(70,941)	$(55,068)

Net (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	41,596,667	37,830,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(70,941)	$(55,068)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	12,767	1,050

Changes in Operating Assets and Liabilities
Increase in prepaid expenses	(2,780)	–
Increase in accounts payable	10,312	3,612
Increase in accounts payable-related parties	24,340	27,500
Increase in accrued interest	6,382	11,250
Increase in accrued interest-related parties	467	2,049
Increase in deferred revenue	12,000	–

Net cash used for operating activities	(7,453)	(9,607)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit, unrelated party	75,000	–
Principal payments on long term debt	(2,020)	–
Proceeds from line of credit related party	54,750	54,200
Repayments on line of credit, related party	(44,050)	(50,500)

Net cash provided by financing activities	83,680	3,700

Net Increase (Decrease) In Cash	76,227	(5,907)

Cash At The Beginning Of The Period	40,027	48,636

Cash At The End Of The Period	$116,254	$42,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Assets acquired for debt	$28,000	$24,000
Debt converted to stock	$(28,000)	$–
Asset sold for cancellation of stock	$(18,800)	$–
Cash paid during the year for:
Interest	$9,880	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

Revenue recognition

Beginning January 1, 2018, the Company will apply the provisions of ASC 606 Revenue from Contracts with Customers, and related Accounting Standards Updates. The Company will apply the relevant provisions to the current period and will restate prior transactions as required. The Company does not believe application of the new provisions to present or past transactions will have a significant impact on amounts reported in the financial statements.

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three months ended March 31, 2018 and 2017, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated third party. As of March 31, 2018, $4,000 of lease income has been recognized.

Reclassification

Prior year amounts have been reclassified to conform to current year presentation.

Subsequent events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and applicable to the Company. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of March 31, 2018, and December 31, 2017, the balance of the line of credit was $60,450 and $49,750, respectively. The Company recorded accrued interest of $9,134 and $8,667 on the line of credit at March 31, 2018 and December 31, 2017, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of March 31, 2018, and December 31, 2017 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at March 31, 2018 and December 31, 2017.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Property and equipment, net	$258,000	$254,000
Less: accumulated depreciation	(32,425)	(24,858)
Property and equipment, net	$225,575	$229,142

Depreciation expense for the three months ended March 31, 2018 and the year ended December 31, 2018 was $12,767 and $22,650 respectively.

On February 22, 2018, the Company sold a 1971 Corvette LS-5 to a related party for the cancellation of 160,000 shares of stock.

NOTE 6 – LOAN PAYABLE

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. As of March 31, 2018, and December 31, 2017, the loan amount was $525,000 and $450,000, respectively. The Company recorded accrued interest on this loan of $145,632 and $134,300 as of March 31, 2018 and December 31, 2018, respectively.

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 1, 2022; and $45,000.35 on February 28, 2022. The trailer is collateral for the promissory note.

Principal payments for the next five years will be as follows:

2018	$21,134
2019	28,299
2020	31,888
2021	35,932
2022	47,747
Total	$165,000

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 800 square feet of office space at 180 Newport Center Drive Suite 230 Newport Beach, California. We share this space with related party DEVCAP Partners, LLC. Presently, we do not incur any expenses for the use of this facility.

Line of credit from related party

The Company has two line of credit agreements with related parties. The sole owner of DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners is owned by the party that owns DEVCAP Partners, LLC. See Note 4 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. On January 1st, 2018 the agreement with DEVCAP Partners, LLC was extended through December 31, 2019. For the three months ended March 31, 2018 and March 31, 2017, the Company recorded consulting fee expense to DEVCAP of $22,500. The amount due but unpaid is $209,225 and $187,385 at March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable- related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For each of the three months ended March 31, 2018 and 2017, the Company recorded consulting fee expense of $2,500. The amount due but unpaid was $32,500 and $30,000, at March 31, 2018 and December 31, 2017, respectively, and was included on the balance sheet as accounts payable - related parties. Ray Gerrity resigned his position effective March 31, 2018.

Related party purchase of asset

On March 1, 2018, the Company purchased a 2013 Ford F-150 truck from a related party for use in the business operations at a cost of $28,000. The vehicle was acquired from the father of the majority shareholder. The debt was immediately converted into 140,000 shares of common stock valued at $.20 per share.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase its authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

On February 22, 2018, the Company transferred a 1971 Corvette LS-5 to a related party for the cancellation of 160,000 shares of stock. The Company had previously acquired the vehicle on February 21, 2017 but transferred it back the company for the same number of shares originally issued.

On March 1, 2018, the Company converted $28,000 of related party accounts payable into 140,000 shares of stock at $.20 per share.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

The Company had $4,000 in revenue during the three months ended March 31, 2018 compared to $0 in revenue during the three months ended March 31, 2017.

Operating Expenses

For the three months ended March 31, 2018 operating expenses were $58,612 compared to $41,769 for the same period in 2017 for an increase of $16,843. The increase was primarily a result of the increase in general and administrative expenses to $23,850 from $11,656 and an increase in unrelated consulting fees to $5,000 compared to $0 for the same period in 2017.

Interest and Financing Costs

Interest expense was $16,729 for the three months ended March 31, 2018 compared to $13,299 for the three months ended March 31, 2017.

Net Income (Loss)

The Company incurred losses of $70,941 for the three months ended March 31, 2018 compared to $55,068 during the three months ended March 31, 2017 due to the factors discussed above.

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

The Company had $116,254 in cash at March 31, 2018 with availability on our related party lines of credit with DEVCAP Partners, LLC and General Pacific Partners, LLC of $259,225. As at March 31, 2018 we had a working capital deficit of $1,087,813.

Operating activities

During the three months ended March 31, 2018, we had $7,453 in operating activities compared to $9,607 during the three months ended March 31, 2017, a decrease in cash outflows of $2,154. The decrease between the periods was largely due to a $4,868 reduction in accrued interest to unrelated parties and a $1,582 reduction in accrued interest to related parties.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2018 and the same for the period in 2017.

Financing activities

During the three months ended March 31, 2018, we generated $83,680 from financing activities compared to $3,700 for the same period ended March 31, 2017. The increase was primarily due to proceeds received from an unrelated party line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued 140,000 shares of common stock to purchase a vehicle for use in operations.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2018, the Company had no senior securities issued and outstanding.

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

THE TEARDROPPERS, INC.

By:	/s/ Larry Krogh
Larry Krogh Chief Executive Officer

Date:  May 21, 2018

