Form 10-Q
period 2018-06-30
Teardroppers, Inc.
filed 2018-08-20
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 45,905,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 30, 2018.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED UNAUDITED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$55,299	$40,027
Prepaid expenses	1,211	$–
Total current assets	56,510	40,027

Fixed assets:
Cost	258,000	254,000
Less accumulated depreciation	(45,075)	(24,858)
Fixed assets, net	212,925	229,142

Total Assets	$269,435	$269,169

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$179,849	$139,987
Accounts payable - related parties	259,015	234,885
Customer deposits	14,500	14,500
Deferred revenue	8,000	–
Current portion of long term debt	26,659	21,134
Loan payable	–	450,000
Accrued interest - unrelated parties	145,632	139,250
Line of credit from related party	68,770	49,750
Accrued interest -related parties	16,140	13,399
Total current liabilities	718,565	1,062,905

Long term note payable (net of current portion)	130,139	143,866

Total Liabilities	848,704	1,206,771

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,905,000 and 41,550,000 shares, respectively	45,905	41,550
Additional paid in capital	813,573	283,728
Accumulated deficit	(1,438,747)	(1,262,880)
Total Stockholders' Deficit	(579,269)	(937,602)

Total Liabilities and Stockholders' Deficit	$269,435	$269,169

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$12,000	$–	$16,000	$–
Total revenue	12,000	–	16,000	–

Cost of sales	–	–	–	–
Gross margin	12,000	–	16,000	–

Operating expenses:
Consulting to related parties	24,000	25,000	50,500	52,500
Consulting fees - unrelated parties	43,300	–	48,300	–
General and administrative	23,968	27,566	47,817	39,223
Professional fees	20,257	14,991	23,520	17,604
	111,525	67,557	170,137	109,327

Operating loss	(99,525)	(67,557)	(154,137)	(109,327)

Other income (expense):
Interest expense - related parties	(5,001)	(2,477)	(5,468)	(4,526)
Interest expense - unrelated parties	–	(11,250)	(16,262)	(22,500)
	(5,001)	(13,727)	(21,730)	(27,026)

Net Loss Before Taxes	(104,526)	(81,284)	(175,867)	(136,353)

Income Tax Provision	–	–	–	–

Net loss	$(104,526)	$(81,284)	$(175,867)	$(136,353)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	45,856,923	38,160,549	43,705,856	37,996,188

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(175,867)	$(136,353)

Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	25,417	5,500

Changes in Operating Assets and Liabilities
Increase in prepaid expense	(1,211)	–
Increase in accounts payable - unrelated parties	39,862	21,062
Increase in accounts payable - related parties	24,130	52,500
Increase in accrued interest - related parties	2,741	4,526
Increase in accrued interest - unrelated parties	6,382	22,500
Increase in deferred revenue	8,000	–

Net cash used for operating activities	(70,546)	(30,265)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	123,850	134,700
Proceeds from line of credit to unrelated party	75,000	–
Repayments on long-term debt - related party	(8,202)	–
Repayments on line of credit to related party	(104,830)	(93,000)

Net cash provided by financing activities	85,818	41,700

Net Increase In Cash	15,272	11,435

Cash At The Beginning Of The Period	40,027	48,636

Cash At The End Of The Period	55,299	60,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired in exchange for stock	$28,000	$84,000
Debt converted to stock	$525,000	$–
Asset sold for cancellation of stock	$(18,800)	$–

Cash paid during the period for:
Interest	$12,607	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the condensed unaudited financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three and six months ended June 30, 2018 and 2017, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated third party. As of June 30, 2018, $16,000 of lease income has been recognized.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses and has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018 bearing interest of 10% per annum. The maturity date was extended to June 1, 2021. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of June 30, 2018, and December 31, 2017, the balance of the line of credit was $68,770 and $49,750, respectively. The Company recorded accrued interest of $9,369 and $8,667 on the line of credit at June 30, 2018 and December 31, 2017, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of June 30, 2018, and December 31, 2017 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at June 30, 2018 and December 31, 2017.

On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. See Notes 6 and 8 for more information on the conversion.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Property and equipment, net	$258,000	$254,000
Less: accumulated depreciation	(45,075)	(24,858)
Property and equipment, net	$212,925	$229,142

Depreciation expense for the six months ended June 30, 2018 and the year ended December 31, 2017 was $25,417 and $22,650 respectively.

NOTE 6 – LOAN PAYABLE

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. See note 8 for a complete description of the transaction. As of June 30, 2018, and December 31, 2017, the loan amount was $0 and $450,000, respectively. The Company recorded accrued interest on this loan of $145,632 and $134,300 as of June 30, 2018 and December 31, 2017, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 1, 2022; and $45,000.35 on February 28, 2022. The trailer is collateral for the promissory note. The balance of the loan was $156,798 and $165,000 as of June 30, 2018 and December 31, 2017, respectively. Interest accrued was $2,039 and $0 at June 30, 2018 and December 31, 2017, respectively.

Principal payments for the next five years will be as follows:

2018	$21,134
2019	28,299
2020	31,888
2021	35,932
2022	47,747
Total	$165,000

By virtue of the conversion of the loan to stock described above, Gemini Southern, LLC will be treated as a related party for all transactions after April 1, 2018. See Note 8 below for information on related party transactions.

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

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. On January 1, 2018 the agreement with DEVCAP Partners, LLC was extended through December 31, 2019. For the six months ended June 30, 2018 and 2017, the Company recorded consulting fee expense to DEVCAP of $45,000. The amount due but unpaid is $209,015 and $187,385 at June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable- related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For each of the six months ended June 30, 2018 and 2017, the Company recorded consulting fee expense of $2,500 and $5,000, respectively. The amount due but unpaid was $32,500 and $30,000, at June 30, 2018 and December 31, 2017, respectively, and was included on the balance sheet as accounts payable - related parties. Ray Gerrity resigned his position effective March 31, 2018.

Related party purchase of asset

On March 1, 2018, the Company purchased a 2013 Ford F-150 truck from a related party for use in the business operations at a cost of $28,000. The vehicle was acquired from the father of the majority shareholder. The debt was immediately converted into 140,000 shares of common stock valued at $.20 per share.

Sale of asset to related party

On February 22, 2018, the Company sold a 1971 Corvette LS5 T-top car to DEVCAP Partners, LLC in exchange for cancellation of 160,000 shares of stock. The cancellation of the shares was valued at the net book value of the vehicle, $18,800.

Conversion of debt to stock

On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC to stock at a value of $.12 per share, issuing 4,375,000 shares. The stock issued was restricted stock. Gemini Southern cannot sell, pledge or transfer the shares for one year from the date of the conversion.

NOTE 8 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase its authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

On February 22, 2018, the Company sold a 1971 Corvette in exchange for the cancellation of 160,000 shares of stock.

On March 1, 2018, the Company converted $28,000 of related party accounts payable into 140,000 shares of stock at $.20 per share.

On April 1, 2018, Gemini Southern, LLC was converted to a loan payable to them into stock at $.12 per share. The loan amount was $525,000 and converted into 4,375,000 shares of restricted common stock. Gemini Southern cannot sell, pledge or transfer the shares for one year from the date of the conversion.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

The Company had $12,000 in revenue during the three months ended June 30, 2018 compared to $0 in revenue during the three months ended June 30, 2017. This increase is the result of a four-year equipment lease agreement entered into during March 2018.

Operating Expenses

For the three months ended June 30, 2018 operating expenses were $111,525 compared to $67,557 for the same period in 2017 for an increase of 43,968. The increase was primarily a result of the increase in consulting fees to unrelated parties to $43,300 from $0 and a decrease in general and administrative to $23,968 compared to $27,566 for the same period in 2017.

Interest and Financing Costs

Interest expense was $5,001 for the three months ended June 30, 2018 compared to $13,727 for the three months ended June 30, 2017. The decrease was due to a decrease in the indebtedness of the company.

Net Loss

The Company incurred losses of $104,526 for the three months ended June 30, 2018 compared to $81,284 during the three months ended June 30, 2017 due to the factors discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Revenues

The Company had $16,000 in revenue during the six months ended June 30, 2018 compared to $0 in revenue during the six months ended June 30, 2017. This increase is the result of a four-year equipment lease agreement entered into during March 2018.

Operating Expenses

For the six months ended June 30, 2018 operating expenses were $170,137 compared to $109,327 for the same period in 2017 for an increase of $60,810. The increase was primarily a result of the increase in consulting fees to unrelated parties to $48,300 from $0 and an increase in professional fees to $23,520 compared to $17,604 for the same period in 2017.

Interest and Financing Costs

Interest expense was $21,730 for the six months ended June 30, 2018 compared to $27,026 for the six months ended June 30, 2017. The decrease was due to a decrease in the indebtedness of the company.

Net Loss

The Company incurred losses of $175,867 for the six months ended June 30, 2018 compared to $136,353 during the six months ended June 30, 2017 due to the factors discussed above.

Operating activities

During the six months ended June 30, 2018, we had ($70,546) in operating activities compared to ($30,265) during the six months ended June 30, 2017, an increase in cash outflows of $40,281. The increase between the periods was largely due to a $9,570 increase in accounts payable and an $8,000 increase in deferred revenue.

Investing activities

We neither generated nor used cash flow in investing activities during the six months ended June 30, 2018 and the same for the period in 2017.

Financing activities

During the six months ended June 30, 2018, we generated $85,818 from financing activities compared to $41,700 for the same period ended June 30, 2017. The increase was primarily due to proceeds received from an unrelated party line of credit.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses and has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

The Company had $55,299 in cash at June 30, 2018 with availability on our related party lines of credit with DEVCAP Partners, LLC and General Pacific Partners, LLC of $831,230. As at June 30, 2018 we had a working capital deficit of $662,055.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, the Company issued 140,000 shares of common in payment of a related party payable of $28,000.

On April 1st, 2018 a promissory note for $525,000 was converted by the Company into equity at $.12 per share of common stock. A common stock certificate for 4,375,000 was issued to the noteholder.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2018, the Company had no senior securities issued and outstanding.

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

THE TEARDROPPERS, INC.

August 20, 2018

By: /s/ Larry Krogh

Larry Krogh

Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer)

