Form 10-Q
period 2018-09-30
Teardroppers, Inc.
filed 2018-11-14
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

There were 45,905,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 1, 2018.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2018	2017

ASSETS

Current assets
Cash	$48,161	$40,027
Prepaid expenses	6,576	–
Total current assets	54,737	40,027

Property and equipment:
Cost	258,000	254,000
Less accumulated depreciation	(58,225)	(24,858)
Property and equipment, net	199,775	229,142

Total Assets	$254,512	$269,169

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$182,099	$139,987
Accounts payable - related parties	258,355	234,885
Customer deposits	14,500	14,500
Deferred revenue	16,000	–
Current portion of long term debt	27,467	21,134
Loans payable	–	450,000
Accrued interest - unrelated parties	145,632	139,250
Line of credit from related party	142,220	49,750
Accrued interest payable-related parties	15,925	13,399
Total current liabilities	802,198	1,062,905

Long-term liabilities (net of current portion $27,467)	122,962	143,866

Total Liabilities	925,160	1,206,771

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares and outstanding: 0 shares, respectively	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,905,000 and 41,550,000 shares, respectively	45,905	41,550
Additional paid in capital	813,573	283,728
Accumulated deficit	(1,530,126)	(1,262,880)
Total Stockholders' Deficit	(670,648)	(937,602)

Total Liabilities and Stockholders' Deficit	$254,512	$269,169

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,	September 30,
	2018		2017		2018	2017

Revenues	$12,000		$–		$28,000	$–
Total revenue	12,000		–		28,000	–

Cost of sales	–		–		–	–
Gross margin	12,000		–		28,000	–

Operating expenses:
Consulting to related parties	40,000		25,000		90,500	77,500
General and administrative	53,303		26,873		149,420	66,096
Professional fees	3,675		3,675		27,195	21,279
	96,978		55,548		267,115	164,875

Operating income (loss)	(84,978)		(55,548)		(239,115)	(164,875)

Other income (expense):
Interest expense - related parties	(6,401)		(269)		(11,869)	(4,795)
Interest expense - unrelated parties	–		(11,250)		(16,262)	(33,750)
	(6,401)		(11,519)		(28,131)	(38,545)

Net loss before taxes	(91,379)		(67,067)		(267,246)	(203,420)

Income Tax Provision	–		–		–	–

Net loss	$(91,379)		$(67,067)		(267,246)	(203,420)

Net loss per share
(Basic and fully diluted)	$(0.00)	*	$(0.00)	*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	45,856,923		41,368,478		45,667,143	39,132,637

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(267,246)	$(203,420)

Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	38,567	9,950

Changes in Operating Assets and Liabilities
Increase in prepaid expenses	(6,576)	–
Increase in accounts payable - unrelated parties	42,112	32,613
Increase in accounts payable - related parties	23,470	77,500
Increase in deferred revenue	16,000	–
Increase in accrued interest - related parties	2,526	4,795
Increase in accrued interest - unrelated parties	6,382	33,750

Net cash used for operating activities	(144,765)	(44,812)
.
Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	278,000	196,825
Proceeds from line of credit to unrelated party	75,000	–
Repayments on line of credit to unrelated party	(8,202)	–
Repayments on line of credit to related party	(191,899)	(153,000)

Net cash provided by financing activities	152,899	43,825

Net Increase (Decrease) In Cash	8,134	(987)

Cash At The Beginning Of The Period	40,027	48,386

Cash At The End Of The Period	$48,161	$47,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired in exchange for stock	$28,000	$84,000
Debt converted to stock	$525,000	$167,000
Asset sold for cancellation of stock	$(18,800)	$–

Cash paid during the period for:
Interest	$19,223	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the condensed financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Periods Ended September 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We are in the business of mobile billboard advertising, providing billboard advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

Revenue recognition

On January 1, 2018, the Company adopted the provisions of ASC 606 Revenue from Contracts with Customers, and related Accounting Standards Updates. Implementation had no impact on prior periods and the Company does not believe implementation will have a significant impact on amounts reported in the current or future financial statements.

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three and nine months ended September 30, 2018 and 2017, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated third party. As of September 30, 2018, $28,000 of lease income has been recognized.

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

NOTE 4 – LINE OF CREDIT FROM RELATED PARTY

During 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018 bearing interest of 10% per annum. The maturity date was extended to June 1, 2021. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of September 30, 2018, and December 31, 2017, the balance of the line of credit was $67,220 and $49,750, respectively. The Company recorded accrued interest of $9,693 and $8,667 on the line of credit at September 30, 2018 and December 31, 2017, respectively.

During 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of September 30, 2018, and December 31, 2017 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at September 30, 2018 and December 31, 2017.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. See Notes 6 and 8 for more information on the conversion. The line of credit is a demand loan with a maximum of $450,000 bearing interest at 10%, maturing December 2019. As of September 30, 2018, the balance due on the line was $75,000. The Company recorded $1,500 accrued interest at September 30, 2018.

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 1, 2022; and $45,000 on February 28, 2022. The trailer is collateral for the promissory note. The balance of the loan was $150,429 and $165,000 as of September 30, 2018 and December 31, 2017, respectively. There was no accrued interest at September 30, 2018 and December 31, 2017, respectively.

Principal payments for the next five years will be as follows:

2018	$21,134
2019	28,299
2020	31,888
2021	35,932
2022	47,747
Total	$165,000

By virtue of the conversion of the loan to stock described above, Gemini Southern, LLC will be treated as a related party for all transactions after April 1, 2018. See Note 8 below for information on related party transactions.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Property and equipment	$258,000	$254,000
Less: accumulated depreciation	(58,225)	(24,858)
Property and equipment, net	$199,775	$229,142

Depreciation expense for the nine months ended September 30, 2018 and the year ended December 31, 2017 was $38,567 and $22,650 respectively.

NOTE 6 – LOAN PAYABLE

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. See note 8 for a complete description of the transaction. As of September 30, 2018, and December 31, 2017, the loan amount was $0 and $450,000, respectively. The Company recorded accrued interest on this loan of $145,632 and $134,300 as of September 30, 2018 and December 31, 2017, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 4 for details of related party transactions.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

Office space

We currently occupy approximately 800 square feet of office space at 180 Newport Center Drive Suite 230 Newport Beach, California. We share this space with related party DEVCAP Partners, LLC. Presently, we do not incur any expenses for the use of this facility.

Line of credit from related party

The Company has three lines of credit agreements with related parties. The sole owner of DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners is owned by the party that owns DEVCAP Partners, LLC. In April 2018, Gemini Southern, LLC became a related party when their effective stock ownership exceeded 10%. See Note 4 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

During 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. On January 1, 2018 the agreement with DEVCAP Partners, LLC was extended through December 31, 2019. For the nine months ended September 30, 2018 and 2017, the Company recorded consulting fee expense to DEVCAP of $67,500. The amount due but unpaid is $208,355 and $187,385 at September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable- related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

During 2014, the Company entered into a verbal consulting agreement with its former Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the nine months ended September 30, 2018 and 2017, the Company recorded consulting fee expense of $2,500 and $7,500, respectively. The amount due but unpaid was $32,500 and $30,000, at September 30, 2018 and December 31, 2017, respectively, and was included on the balance sheet as accounts payable - related parties. Ray Gerrity resigned his position effective March 31, 2018.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

The Company had $12,000 in revenue during the three months ended September 30, 2018 compared to $0 in revenue during the three months ended September 30, 2017.

Operating Expenses

For the three months ended September 30, 2018 operating expenses were $96,978 compared to $55,548 for the same period in 2017 for an increase of $41,430. The increase was primarily a result of the increase in consulting fees to related parties to $40,000 from $25,000 and an increase in general and administrative to $53,303 compared to $26,873 for the same period in 2017.

Interest and Financing Costs

Interest expense was $6,401 for the three months ended September 30, 2018 compared to $11,519 for the three months ended September 30, 2017. The interest expense decreased due to a decrease in the indebtedness of the company.

Net Income (Loss)

The Company incurred losses of $91,379 for the three months ended September 30, 2018 compared to $67,067 during the three months ended September 30, 2017 due to the factors discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

The Company had $28,000 in revenue during the nine months ended September 30, 2018 compared to $0 in revenue during the nine months ended September 30, 2017.

Operating Expenses

For the nine months ended September 30, 2018 operating expenses were $267,115 compared to $164,875 for the same period in 2017 for an increase of $102,240. The increase was primarily a result of the increase in consulting fees to related parties to $90,500 from $77,500 and an increase in general and administrative fees to $149,420 compared to $66,096 for the same period in 2017.

Interest and Financing Costs

Interest expense was $28,131 for the nine months ended September 30, 2018 compared to $38,545 for the nine months ended June 30, 2017. The interest expense decreased for the period due to a decrease in the indebtedness for the company.

Net Income (Loss)

The Company incurred losses of $267,246 for the nine months ended September 30, 2018 compared to $203,420 during the nine months ended September 30, 2017 due to the factors discussed above.

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

The Company had $48,161 in cash at September 30, 2018 with availability on our related party lines of credit with DEVCAP Partners, LLC of $382,780, General Pacific Partners, LLC of $450,000, and Gemini Southern, LLC of $375,000. As of September 30, 2018 we had a working capital deficit of $747,461.

Operating activities

During the nine months ended September 30, 2018, we had ($144,765) in operating activities compared to ($44,812) during the nine months ended September 30, 2017, an increase in cash outflows of $99,953. The change was primarily due to a decrease in accounts payable of $44,531, a decrease in accrued interest of $29,637 and an increase in prepaid expenses of $6,576.

Investing activities

We neither generated nor used cash flow in investing activities during the nine months ended September 30, 2018 and the same for the period in 2017.

Financing activities

During the nine months ended September 30, 2018, we generated $152,899 from financing activities compared to $43,834 for the same period ended September 30, 2017. The increase was primarily due to proceeds received from an related party line of credit.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2018, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes in our internal control over financial reporting occurred during the period ended September 30., 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017, the Company issued 160,000 shares of common stock to purchase a vehicle for use in operations.

During the nine months ended September 30, 2017, we acquired a 1995 Featherlite enclosed fifty-three (53) foot spread axle trailer that we intend to use with our mobile advertising business. The company issued 300,000 shares of its common stock to purchase the trailer. The cost basis of the shares issued was $.20 twenty cents per share.

During the nine months ended September 30, 2017, we converted related party debt of $167,000 into 3,340,000 shares of common stock at a value of $.05 per share.

During the nine months ended September 30, 2018, we sold a vehicle in exchange for the cancellation of 160,000 shares of common stock at a value of $.20 per share.

During the nine months ended September 30, 2018, we issued 140,000 shares of common stock at a value of $.20 per share to purchase a vehicle for use in operations.

During the nine months ended September 30, 2018, we converted $525,000 of debt into 4,375,000 shares of common stock at a value of $.12 per share.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2018, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

On September 25, 2018, Larry Krogh resigned as the Chief Executive Officer, President and Chief Financial Officer of the Company. Mr. Krogh remains as the sole director of the Company. On September 25, 2018, Cody S. Ware was appointed as the Chief Executive Officer, President and Chief Financial Officer of the Company.

Mr. Ware, age 24, has been involved in professional motorsports from 2012 through present day, both as a driver and as an independent businessman. He has engaged in transactions with consumer based products and services, that were involved in the marketing of professional motorsports. He was also employed by Rick Ware Racing, a twenty-five year old multi series motorsports racing organization, which is focused on the NASCAR Monster Energy Cup Series. Mr. Ware has participated in several top tiers of motorsports including the IMSA sports car series and Monster Trucks. As a professional driver Mr. Ware has secured sponsorship from multiple national companies such as RaceTrac gas stations and Bubba Burger. From January 1, 2018 through October 31, 2018, Mr. Ware expanded his professional racing resume by driving in all the top three series of NASCAR events, including the highest level, NASCAR Monster Energy Cup Series, in races at various super speedway race venues and road courses.

Mr. Ware attended La Sierra University in Riverside, California and has experience working for several international car companies such as BMW and Lamborghini as a consultant for their on-track driving & instruction performance schools. He will devote approximately 20 % of his time to the business of the Company. Pursuant to an oral employment agreement, Mr. Ware will be paid $1,500 per month commencing November 1, 2018

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

November 14, 2018

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer

