Form 10-K
period 2018-12-31
Teardroppers, Inc.
filed 2019-04-15
CIK 1615780

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-197889

THE TEARDROPPERS, INC.

(Exact name of Registrant as specified in its charter

Nevada	46-2407247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100
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

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of June 30, 2018.

On April 8, 2019, we had 45,920,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2018

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

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Mr. Kevin P. O’Connell. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC, which owns approximately seventy-eight (78%) of our outstanding shares of common stock of the Company. On February 26, 2019, Devcap Partners, LLC, which is also controlled by Kevin O’Connell, had transferred all of the Company shares owned by Devcap Partners, LLC to FinTekk AP, LLC. We have incurred losses of $1,642,090 from inception through December 31, 2018. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. At December 31, 2018, we had outstanding $695 on the Line of Credit.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $300,000 or approximately $25,000 per month, consisting of: $5,000 for officers’ salaries, $5,000 for executive marketing assistants, $2,500 for office space, $1,500 for telecom and communications, $4,500 for marketing efforts, $2,000 for legal and accounting costs.

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

The Mobile Billboard Advertising Service

We are currently engaged in the business of mobile outdoor billboard advertising, by offering to provide advertising space on custom designed and manufactured “Teardrop Trailers” and standard cargo trailers purchased from independent trailer manufacturers of various sizes. Teardrop Trailers are usually designed for short-period accommodations for vacationers and travelers. Our cargo trailers are standard vehicle hauling “box” trailers having straight aluminum sided walls and wood floors and are 26 feet long and 8 feet wide. Our trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a “Teardrop Camper Trailer”, is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We have one Teardrop Trailer and we have one Cargo Trailer on order. Should we determine to order additional Teardrop Trailers, we intend to order them from independent “Kit” suppliers. Kits are available from several suppliers and are made up of all of the pre-cut, ready to assemble, components of a Teardrop Trailer, except for the chassis. Cargo trailers are available from many independent manufacturers. Our Teardrop Trailer was delivered to us on February 15, 2015. The Teardrop Trailer we received was assembled on a trailer chassis that we had obtained from an independent trailer chassis manufacturer. Our Teardrop Trailer has an outer skin of uncoated aluminum and is 6 feet in width, 10 feet in length and 5 feet in height. Wheels and tires are outside the body and are covered by fenders. Our Teardrop Trailer weighs less than 1000 pounds, so most vehicles, can tow one and have little effect on the vehicle's fuel consumption. We have previously paid $5,000 for the manufacture and assembly of our Teardrop Trailer.

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

The Trailer Leasing business

In 2018, we acquired a 2006 Ultra Comp car hauler trailer from Gemini Southern, LLC, a related party, and subsequently leased the trailer over a term of four years to Rick Ware Racing, a company associated with our Chief Executive Officer. The terms of the lease are the fair market value of leases for such equipment.

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

After the rental, we remove the trailer's advertising decals and prepare the trailer for its next client's advertising application and rental.

We believe that the mobile outdoor advertising that we will offer to advertisers is suitable for:

•	Event Marketing
•	New Product Launches
•	Retail Store Openings
•	Grand Openings
•	Tradeshow Advertising
•	Political Advertising and Campaigning
•	Publicity
•	Concerts
•	Sporting Events
•	Conventions
•	Trade Shows
•	Outdoor Festivals
•	Beach Cities and Events
•	Grand Openings
•	Holiday Events
•	Motion Picture Premiers

We believe that mobile outdoor advertising offers certain advantages to advertisers, among which include:

•	Mobile trailers are flexible providing one with a wide variety of space and cost options, which can be used for anything from short sales promotions to being part of a long-term brand awareness campaign.

•	Instead of hoping people see an advertisement, the advertisements are brought to them.

•	They are more cost effective than other forms of advertising.

•	We can park the trailer in front of a business or a competitors.

•	We can thoroughly saturate a specific area unlike regular billboards, radio, TV or direct mail.

•	We can provide specific demographic routes so that there are multiple exposures.

•	Mobile billboards create impact because of their movement, size and prominence on the road and can go where other advertising can’t. They merely have to be visible to attract attention.

•	We can provide advertisements in the middle of all the activity at a special event like a tournament, fair, tradeshow, sporting event et. al.

•	As they are eye-level with consumers, the message is communicated directly, increasing the impact of the product.

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

In May of 2014, we acquired 1979 Ford Ranchero. The Ford Ranchero is available to be leased as a tow vehicle with our Teardrop Trailers or it can be leased independently from the trailers. We believe that the use of this vehicle in conjunction  with a Teardrop Trailer, will enhance the attractiveness of our advertising offerings to potential lessees.

On October 5, 2015, we acquired from DEVCAP, a fully restored 1966 Mustang Convertible vehicle was to be used to tow our Teardrop trailers. We issued 250,000 shares of our common stock, valued at the historical cost of $36,785 to DEVCAP. In June of 2016, the 1966 Ford Mustang Convertible was sold back to the related party seller for the same valuation and 250,000 shares of common stock was cancelled and returned to our Treasury.

In February of 2017, we acquired a 1971 Chevrolet Corvette LS5 T-top car for use as a promotional and tow vehicle. The car was acquired from DEVCAP Partners, LLC for a value of $24,000 USD. DEVCAP converted the outstanding liability with the company into equity in the company at $0.15 per share for 160,000 shares of common stock.

In February of 2018, we returned the Corvette LS5 T-top car to DEVCAP Partners, LLC and cancelled the 160,000 shares of the common stock of the company.

On March 1st ,2018, the company issued 140,000 shares of common stock of our company to A.B. O’Connell for the purchase of a 2013 Ford F-150 tow vehicle. The basis for the shares was .20 per share valuing the vehicle at $28,000.

On December 22, 2018, the Company acquired a Ford F-150 truck for use in the business operations from the majority shareholder. The agreement was in the form of a long-term lease and was recorded at $30,089, the net present value of the lease payments. See Note 7 for additional details.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit -related party is subject to the approval of Mr. O’Connell. As of December 31, 2018, the balance owed on the Line of Credit was $695.

On February 24, 2014, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is owned by the owner and managing member of DEVCAP Partners, LLC, a majority shareholder of the Company. The balance of the line of credit was $0 as of December 31, 2018 and 2017. The Company had unpaid accrued interest of $4,732 at December 31, 2018 and 2017, respectively.

The Trailer Leasing business

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note.

In 2018, we leased the trailer for a term of four years to Rick Ware Racing, LLC, Subsequent to the execution of the lease, we engaged Cody Ware as our Chief Executive Officer. Cody Ware is also employee of Rick Ware Racing, LLC. The terms of the lease are the fair market value of leases for such equipment. We have not as yet determined that we will enter into the equipment leasing business as a continuing part of our business.

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

While the California Law and the resulting local Ordinances will effectively limit the geographical area in which our potential clients may use our services, we believe that there are sufficient areas of our intended geographical market area that do not have Ordinances prohibiting mobile billboard advertising. Further, certain of our potential clients may use of our trailers without violating such Ordinances, such as using them at marketing events, i.e. at motorsports racing venues, sporting events, and Grand Opening events.

However, there can be no assurance that we will be successful in obtaining clients in our intended initial geographical marketing area, Southern California, or that there will not be further legal limitations established on the use of mobile billboard advertising.

Line of Credit with Gemini Southern, LLC

On December 12, 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. The Line of Credit Agreement provided that no interest would be owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 31, 2020. The Loan balance as of December 31, 2018 and 2017 was $225,000 and $450,000, respectively. On April 1st, 2018 Gemini Southern converted $525,000, the total amount owed to Gemini Southern as of that date, into 4,375,000 shares of our common stock at .12 per share.

Employees

As of December 31, 2018, we have no full-time employees. Our only employees consist of executive management personnel, all of whom devote 20% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Real Property

We do not own any real property. We do not own any intellectual property. We occupy office facilities at 620 Newport Center Dr. Ste. 1100 Newport Beach, Ca. 92660 for which we pay no rent per month to DEVCAP Capital Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

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

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized only $46,010 in revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2018 was $1,642,090. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Our ability to develop a business plan that is attractive to advertising clients.

•	Our ability to successfully implement our business plan

•	The acceptance in the marketplace of our trailers as a viable advertising medium

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues to cover expenses. We cannot guarantee that we will be successful in continuing to generate revenues in the future. In the event the Company is unable to generate sufficient revenues to cover expenses, it may be required to seek additional funding. Such funding may not be available or may not be available on terms which are beneficial and/or acceptable to the Company. In the event the Company cannot generate revenues and/or secure additional financing; the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

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

DEVCAP has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP. As of December 31, 2018, we had a balance of $695 on the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

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

Because our new CEO Cody Ware has other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

Because our officers and director have other outside business activities and will only be devoting approximately 10-20% of their time to our operations, our operations may be sporadic and occur at times which are inconvenient to Mr. Ware. Mr. Ware will devote 10% to 20% of his time per week to the business of the Company. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

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

Our shares are defined as “penny stock”, and the rules imposed on the trading of our shares may affect a shareholder’s ability to resell any of their shares, if at all.

Our shares are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

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

There is no public market for our securities, and there can be no assurance that any public market will develop in the foreseeable future. Secondary trading in securities sold in this offering will not be possible in any state in the U.S. unless and until the common shares are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our securities for secondary trading or identifying an available exemption for secondary trading in our securities in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the securities in any particular state, the securities could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our securities, the market for our securities could be adversely affected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

We occupy office facilities at 620 Newport Center Dr. Ste. 1100 Newport Beach, Ca. 92660 for which we pay no rent per month to DEVCAP Capital Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

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

Recent Sales of Unregistered Securities.

On March 1st ,2018, the company issued 140,000 shares of common stock of our company to A.B. O’Connell for the purchase of a 2013 Ford F150 tow vehicle. The basis for the shares was .20 per share valuing the vehicle at $28,000.

On April 1st, 2018, the company issued 4,375,000 shares of common stock of our company, valued at $.12 per share to Gemini Southern, LLC for the payoff of a line of credit totaling $525,000 USD.

On August 1st, 2018, the company issued 15,000 shares of common stock of our company to Lawrence Krogh, our director and former CEO.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2018 or 2017.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2018 or 2017.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Plan of Operation

Overview

On June 3, 2013, Teardroppers, Inc. (the “Company”, “we”, “us”, or “our”), was incorporated under the laws of the state of Nevada.

We are currently engaged in the business of mobile billboard advertising by offering to provide billboard advertising space on custom designed “Teardrop Trailers” and on car hauling trailers. Teardrop Trailers are usually designed for short-period accommodations for vacationers and travelers. Car hauling trailers are “box” like and have more space for advertising displays. Our trailers are light weight so that they can be towed behind small economy sized vehicles and pickup trucks. Beginning in 2015, we introduced classic car tow options with enclosed car hauler trailers as rental options.

In 2017, we acquired a 2006 Ultra Comp car hauler trailer from Gemini Southern, LLC, a related party, and subsequently leased the trailer over a term of four years to Rick Ware Racing, a company associated with our Chief Executive Officer. The terms of the lease are the fair market value of leases for such equipment.

Trends & Outlook

Revenue – Our revenue is derived primarily from renting our trailers with specific advertising and branding messaging lettered to each trailer that can be used in display settings as well as leasing our hauler trailer acquired in April of 2017. Additionally, we may receive additional revenue from customers requiring custom advertising applications to the trailers they rent from our Company.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Intangible and Long-Lived Assets - We follow ASC 360, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2018 and 2017.

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

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after December 2018, and accordingly our current cash balances will not be sufficient to fund our operating expenses after December 2018. We have received only $46,010 in revenues since our inception through December 31, 2018 and have incurred a net loss of $1,642,090 and net cash used in operations of $980,941

Unless we begin generating more revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations, we need to generate significant revenues from leasing fees. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. Additionally, we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

On January 1, 2018, the Company adopted the provisions of ASC 606 Revenue from Contracts with Customers, and related Accounting Standards Updates. This new revenue recognition standard has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2018 and 2017

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 were $40,000 compared to $0 for the year ended December 31, 2017. The Company incurred no cost of revenue for 2018 and 2017. Revenue for 2018 was not advertising related and primarily derived to leasing income received by the company.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $383,056 as compared to $215,759 for the year ended December 31, 2017. Expenses in 2018 compared to 2017 included $120,458 compared to $0 in consulting to unrelated party, $128,000 compared to $102,500 in consulting to related party, $95,154 compared to $85,617 in general and administrative, and $39,444 compared to$27,642 in professional fees. The increase in expenses in 2018 is attributable to an increase in consulting to unrelated parties and to DEVCAP Partners a related party.

Interest Expense

Interest expense for the twelve months ended December 31, 2018 was $36,154 and $54,918 in the twelve months ended December 31, 2017. The decrease in interest expense in 2018 is directly related to a decrease in the indebtedness of the company.

Net Loss

The net loss for the twelve months ended December 31, 2018 was $379,210 as compared to a loss of $270,677 for the twelve months ended December 31, 2017 due to the factors discussed above. The net loss increased in 2018 due to an increase in consulting payment to related and unrelated parties and overall increase in expenses related to general, administrative, legal and accounting expenses.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2018 the Company had total assets of $295,463, comprising of $71,858 in cash, $216,964 in property and equipment and current liabilities of $921,044 and a working capital deficit of $842,545. The Company has incurred losses since Inception to December 31, 2018 of $1,642,090 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Operating Activities

During the year ended December 31, 2018, we used $197,557 in cash in operating activities, compared to $94,949 during the year ended December 31, 2017. The increase in cash used during 2018 was primarily due to an increase in the amount of cash used to pay for expenses incurred by the company. During the same period in 2017, expenses were incurred by the company but not paid with cash. In addition, $10,000 of legal fees were paid by a related party during 2017.

Investing Activities

During the year ended December 31, 2018 and 2017, we generated $0 net from investing activities.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities were $229,388 compared to $86,340 during the year ended December 31, 2017.

Stockholder Matters

Total stockholders’ deficit was $767,612 on December 31, 2018, or $0.017 per share outstanding and was $937,602 or $0.024 per share outstanding on December 31, 2017.

Management expects to raise $400,000 in capital through the issuance of debt and equity in 2019 and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to $300,000 consisting of: $60,000 for supplies, materials and assembly of our advertising TearDroppers trailers, $90,000 for administrative and management, $40,000 for legal and accounting, $20,000 for social media marketing, $40,000 for branded content for branded advertising and $50,000 for television and print media advertising.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with DEVCAP. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell is also the managing member and majority membership interest holder of General Pacific Partners, LLC a limited liability company (“GPP”). In February of 2014, the Company established a $450,000 unsecured line of credit with GPP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2018, we have $0 balance on the GPP line of credit.

Mr. O'Connell is the managing member and the majority membership interest holder of DEVCAP Partners, LLC, a limited liability company (“DEVCAP”). In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2018, we owe $695 on the DEVCAP line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the drawing down of capital from our lines of credit. At December 31, 2018, the Company had cash on hand of $71,858.

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

Financing Needs

Including the net proceeds from a private placement stock offering, the Company may only have sufficient funds to conduct its operations through December 31, 2019. We earned no revenue in 2017, and $40,000 for the year ended December 31, 2018. It is anticipated that the Company will generate additional revenue in 2019; however, there can be no assurance that if in fact the Company does generate increased revenue in 2019, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Recent Financings

As of December 31, 2018, we had a balance owing of $695 to one related party; DEVCAP Partners, LLC and $225,000 to a related party lender, Gemini Southern, LLC, pursuant to unsecured Line of Credit Agreements and a loan payable. The Line of Credit Agreements and loan payable provide for interest at the rate of 10% per annum.

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

On December 22, 2018, the Company acquired a Ford F-150 truck for use in the business operations from the majority shareholder. The agreement was in the form of a long-term lease and was recorded at $30,089, the net present value of the lease payments.

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

We are a Smaller Reporting Company with limited revenues, with a relatively small number of bookkeeping entries.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Larry Krogh*	54	Director
Cody Ware	24	President & CEO

Larry Krogh – On April 6, 2018, the Company elected Larry Krogh as its sole director, Chief Executive Officer and Chief Financial Officer. Mr. Krogh resigned his positions as CEO and CFO on September 25th, 2018. From 2002 through the present, Mr. Krogh has been the CEO and founding Broker of GP Property Management Inc., a real estate brokerage sales & marketing company that works with hedge funds and assists real estate principals in long term investments and speculation.

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

Cody Ware – On September 25, 218 – Cody Ware was appointed as the Chief Executive Officer and Chief Financial Officer of the Company. From 2012 to the date of this 10-K Report, Mr. Ware has been involved in professional motorsports both as a driver and as a businessman. He has worked a with professional racing teams across all of the top levels in NASCAR stock car and IMSA sports car series. Mr. Ware has secured various levels of sponsorship with multiple national companies such as Racetrac gas stations and Bubba Burger. Mr. Ware has been able to tie in professional athletes from all over the country to help bring NASCAR into the mainstream light as well as showcase business to business relationships. Mr. Ware completed courses at La Sierra University in Riverside, California.

ITEM 11 – EXECUTIVE COMPENSATION

Our Chief Executive Officer, Cody Ware, receives $1,500 per month pursuant to an oral understanding. Our former CEO, and director, in 2018, received 15,000 shares of common stock of the Company valued at $1.00 per share

The Company does not intend to pay employee directors a separate fee for their services.

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

The officers and directors have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay directors a separate fee for their services.

To date, the Company has paid minimal compensation to its officers in the form of stock and cash payments due to the fact that the Company is not yet cash flow positive. However, since September 2014, the Company had paid Ray Gerrity, our former CEO, $2,500 per quarter and from October 2014 through April of 2018.

The following table summarized our executive compensation for the years ended December 31, 2016, 2017 and 2018.

						All	Annual
				Stock	Compensation	Other	Compensation
Name/Position	Year	Salary	Bonus	Options	Plans	Compensation	Total

Ray Gerrity, President	2016	$10,000	$–	$–	$–	$100	$10,100
Former Chief Executive Officer (1)	2017	$10,000	$–	$–	$–	$–	$10,000
	2018	$1,500	$–	$–	$–	$–	$1,500

Robert Wilson (2)	2016	$10,000	$–	$–	$–	$–	$10,000
Former Chief Financial Officer	2017	$10,000	$–	$–	$–	$–	$10,000
	2018	$–	$–	$–	$–	$–	$–

Larry Krogh (3)	2018	$–	$–	$–	$–	$15,000	$15,000
Former Chief Executive Officer

Cody Ware (4)	2018	$4,500	$–	$–	$–	$–	4,500
Chief Executive Officer

(1) Mr. Gerrity was issued 100,000 founders' shares of common stock and purchased 25,000 shares of common stock at $.02 per share. The 100,000 founder shares were valued at par $0.001 which resulted in an expense of $100.

(2) Mr. Wilson was issued 25,000 founder' shares. The 25,000 founder shares were valued at par $0.001 which resulted in an expense of $25.

(3) Mr. Krogh served as our Chief Executive Officer from April 5, 2018 through September 25, 2018. He received 15,000 shares of common stock in August of 2018.

(4) Mr. Ware was appointed Chief Executive Officer on September 25, 2018. He is paid $1,500 per month pursuant to an oral understanding with the Company.

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed, and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of December 31, 2018 by the following persons:

Name	No. of Shares owned	Percentage of Shares Outstanding
FinTekk AP, LLC (1)	31,840,000	69.0%
Steven Verska (2)	2,150,000	4.7%
GB Investments, Inc. (3)	3,250,000	7.1%
Cassin Farlow, LLC (4)(5)	1,925,000	4.2%
Gemini Southern, LLC	4,375,000	9.5%

Directors and Officers as a Group		.04%

(1)	Kevin O'Connell has full investment authority for shares of FinTekk Partners, LLC. On February 26, 2019, Devcap Partners, LLC transferred all of its shares in the Company to FinTekk AP, LLC.
(2)	Includes 75,000 shares owned by Shark Diver Consulting, Inc. Mr. Verska has investment authority for the shares owned by Shark Diver Consulting, Inc.
(3)	Steve Urvan has full investment authority for shares of GB Investments, Inc. & Gemini Southern
(4)	Augustus B. O'Connell has full investment authority for shares of Cassin Farlow, LLC
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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority membership holder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2018, we had a balance owing of $695 from the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $9,820 on December 31, 2018. On July 5, 2017, $142,000 of the balance due was converted into 2,840,000 shares of stock valued at $.05 per share.

In addition, we have a line of credit established with General Pacific Partners, LLC (GPP). Kevin P. O’Connell is the majority membership holder of GPP. This line of credit with the Company is $450,000. The receipt of funds from this line of credit is subject to the approval of GPP. As of December 31, 2018, we had no balance owing ($0) to the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of GPP to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $4,732 on December 31, 2018. On July 5, 2017, the entire balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share.

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

On December 12, 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which the monies paid to the Company by Gemini Southern, LLC, pursuant to a Consulting Agreement dated September 20, 2013 ($75,000 as of December 31, 2013 and $300,000 as of September 30, 2014) would be repaid by the Company. The Loan Agreement provides that no interest is owed on the balance of $300,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 12, 2015. The loan balance as of December 31, 2018, was $450,000. On April 1st, 2018 Gemini Southern converted $525,000, the total amount owed to Gemini Southern as of that date, into 4,375,000 shares of our common stock at .12 per share. The Consulting Agreement was cancelled on September 20, 2014.

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

On October 1, 2017, the company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note.

On March 1, 2018, we leased the Hauler to Rick Ware Racing, LLC. The term of the Lease is for 4 years, payable at $3,670 per month.

Cody Ware is the son of Rick Ware. We have entered into a trailer lease agreement with Rick Ware through February 1st, 2022. The lease terms are as described herein above.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

We retained Haynie and Company on January 4, 2018 to audit the 2017 financial statement. Previously, we engaged Pritchett, Siler & Hardy (“PS & H”) on November 12, 2015, who audited 2015 and 2016. The following are the services provided and the amounts billed.

Audit & Review Fees

The aggregate fees billed, for professional services rendered for the reviews of quarterly reports and the audit of the Company’s annual financial statements during the fiscal years ended December 31, 2018 and 2017, was $33,500 and $26,417, respectively.

Audited-Related Fees

For the year ended December 31, 2018 and 2017 there were no fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2018 and 2017, the Company incurred no fees for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2018 and 2017, there were no other fees billed for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the Years Ended December 31, 2018 and 2017

Statements of Stockholders’ Equity (Deficit) for the Period from December 31, 2015 to December 31, 2018

Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

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

The Teardroppers, Inc.

Date: April 15, 2019	By:	/s/ Cody Ware
Cody Ware
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cody Ware	Chief Executive Officer, Chief	April 15, 2019
Cody Ware	Financial Officer and Treasurer, (Principal Executive Officer and Principal Financial Officer)

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Teardroppers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Teardroppers, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations and has negative working capital which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 12, 2019

We have served as the Company’s auditor since 2018.

The Teardroppers, Inc.

BALANCE SHEETS

	Dec. 31, 2018	Dec. 31, 2017
ASSETS
Current assets
Cash	$71,858	$40,027
Prepaid interest	6,641	–
Total current assets	78,499	40,027

Property & Equipment	288,089	254,000
Less accumulated depreciation	(71,125)	(24,858)
Property & Equipment, net	216,964	229,142

Total Assets	$295,463	$269,169

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$187,862	$139,987
Accounts payable - related parties	280,288	234,885
Customer deposits	14,500	14,500
Deferred revenue	16,000	–
Current portion of long term liabilities, related parties	31,501	21,134
Loans payable	–	450,000
Accrued interest - unrelated parties	145,632	139,250
Line of credit from related party	225,695	49,750
Accrued interest - related parties	19,566	13,399
Total current liabilities	921,044	1,062,905

Long-term liabilities - related parties (net of current portion $31,501 and $21,134, respectively)	142,031	143,866

Total Liabilities	1,063,075	1,206,771

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000 and 41,550,000 shares, respectively	45,920	41,550
Additional paid in capital	828,558	283,728
Accumulated deficit	(1,642,090)	(1,262,880)
Total Stockholders' Deficit	(767,612)	(937,602)

Total Liabilities and Stockholders' Deficit	$295,463	$269,169

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2018	Dec. 31, 2017

Revenues	$40,000	$–
Cost of revenues	–	–
Gross profit	40,000	–

Operating expenses:
Consulting to related party	128,000	102,500
Consulting to unrelated party	120,458	–
General and administrative	95,154	85,617
Professional fees	39,444	27,642
	383,056	215,759

Operating loss	(343,056)	(215,759)

Other expense:
Interest expense - related parties	(19,892)	(4,968)
Interest expense - unrelated parties	(16,262)	(49,950)
	(36,154)	(54,918)

Net Loss Before Taxes	(379,210)	(270,677)

Income Tax Benefits	–	–

Net loss	$(379,210)	$(270,677)

Net loss per share (Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	44,818,205	39,741,945

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2016	37,750,000	$37,750	$36,528	$(992,203)	$(917,925)

Assets acquired in exchange for stock	460,000	460	83,540		84,000

Conversion of Related Party Note Payable	3,340,000	3,340	163,660		167,000

Net loss for the year				(270,677)	(270,677)

Balances at December 31, 2017	41,550,000	41,550	283,728	(1,262,880)	(937,602)

Assets acquired in exchange for stock	140,000	140	27,860		28,000

Assets sold for cancellation of stock	(160,000)	(160)	(18,640)		(18,800)

Stock issued for services	15,000	15	14,985		15,000

Conversion of debt to stock	4,375,000	4,375	520,625		525,000

Net loss for the year				$(379,210)	(379,210)

Balances December 31, 2018	45,920,000	$45,920	$828,558	(1,642,090)	$(767,612)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2018	Dec. 31, 2017
Cash Flows From Operating Activities:
Net loss	$(379,210)	$(270,677)

Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	51,467	22,650
Stock issued for services	15,000	–
Legal fees paid by related party	–	4,850

Changes in Operating Assets and Liabilities
Increase in prepaid expenses	(6,641)	–
Increase in accounts payable - unrelated parties	47,875	35,925
Increase in accounts payable - related parties	45,403	57,385
Increase in accrued interest - unrelated parties	6,382	49,950
Increase in accrued interest-related parties	6,167	4,968
Increase in deferred revenue	16,000	–

Net cash used for operating activities	(197,557)	(94,949)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to unrelated party	75,000	–
Proceeds from line of credit to related party	523,945	241,725
Repayments on line of credit to related party	(369,557)	(155,385)

Net cash provided by financing activities	229,388	86,340

Net Increase (Decrease) In Cash	31,831	(8,609)

Cash At The Beginning Of The Period	40,027	48,636

Cash At The End Of The Period	$71,858	$40,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired in exchange for stock	$28,000	$167,000
Conversion of related party debt to stock	$525,000	$84,000
Asset transferred for cancellation of shares	$(18,800)	$–
Asset acquired for debt	$30,089	$165,000

Cash paid during the year for:
Interest	$23,605	$–
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the financial statements.

TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We are in the business of mobile billboard advertising. We offer to provide billboard advertising space on custom designed "Teardrop Trailers". Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind small economy sized vehicles and pickup trucks.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018 and 2017.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively, using the market and income approaches.

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

Revenue recognition

On January 1, 2018, the Company adopted the provisions of ASC 606 Revenue from Contracts with Customers, and related Accounting Standards Updates.  This new revenue recognition standard has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the years ended December 31, 2018 and 2017, the Company recognized no income from the rental of the trailers.

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

There were no potentially dilutive shares outstanding as of December 31, 2018, and December 31, 2017, respectively.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Property and equipment, net	$288,089	$254,000
Less: accumulated depreciation	(71,125)	(24,858)
Property and equipment, net	$216,964	$229,142

Depreciation expense for the years ended December 31, 2018 and 2017 was $51,467 and $22,650 respectively.

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

On March 1, 2018, the Company purchased a 2013 Ford F-150 truck from a related party for use in the business operations at a cost of $28,000. The vehicle was acquired from the father of the majority shareholder. The debt was immediately converted into 140,000 shares of stock at $.20 per share.

On December 22, 2018, the Company acquired a Ford F-150 truck for use in the business operations from the majority shareholder. The agreement was in the form of a long-term lease and was recorded at $30,089, the net present value of the lease payments. See Note 7 for additional details.

NOTE 5 – LOAN PAYABLE

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. As of December 31, 2018, and 2017, the loan amount was $0 and $450,000, respectively. The Company recorded accrued interest on this loan of $145,632 and $139,250 as of December 31, 2018 and 2017, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 6 for details of the transactions.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of December 31, 2019, bearing interest of 10%. On July 5, 2017, $142,000 of the balance due was converted into 2,840,000 shares of stock valued at $.05 per share. As of December 31, 2018, and 2017, the balance of the line of credit was $695 and $49,750, respectively. The Company owes accrued interest of $9,820 and $8,667 at December 31, 2018 and 2017, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of December 31, 2018, and 2017. The Company owes accrued interest of $4,732 as of December 31, 2018 and 2017, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $450,000 bearing interest at 10%, maturing December 2019. As of December 31, 2018, the balance due on the line was $225,000. The Company recorded $4,015 accrued interest at December 31, 2018.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $143,866 and $165,000 as of December 31, 2018 and 2017, respectively. Accrued interest was $0 and $4,950 at December 31, 2018 and December 31, 2017, respectively.

Principal payments for the next five years will be as follows:

2019	$28,299
2020	31,888
2021	35,932
2022	47,747
2023	–
Total	$143,866

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of December 31, 2018, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842.

Principal payments for the next five years will be as follows:

2019	$3,202
2020	3,422
2021	3,656
2022	3,907
2023	4,175
Total	$18,362

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

Line of credit from related parties

The Company has two line of credit agreements with related parties. DEVCAP Partners, LLC is also the majority shareholder in the Company. General Pacific Partners, LLC is owned by the party that owns DEVCAP Partners, LLC. See Note 6 for further disclosure.

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. The Company recorded consulting fee expense of $90,000 for each of the years ended December 31, 2018 and 2017. The amount due but unpaid at December 31, 2018 and 2017 was $230,288 and $187,500, respectively and is included on the balance sheet as accounts payable- related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the years ended December 31, 2018 and 2017, the Company recorded consulting fee expense of $2,500 and 10,000, respectively. The amount due but unpaid was $32,500 and $30,000 at December 31, 2018 and 2017, respectively, and was included on the balance sheet as accounts payable - related parties. Ray Gerrity resigned his position effective March 31, 2018.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. The Company accrued $2,500 for the first quarter of 2017. Mr. Wilson resigned effective April 1, 2017. For the years ended December 31, 2018 and 2017, the Company recorded consulting fee expense of $0 and $2,500, respectively. The amount due but unpaid was $17,500 at December 31, 2018 and 2017, respectively, and was included on the balance sheet as accounts payable - related parties.

Purchase of equipment from related parties

On February 14, 2017, the Company purchased a 1971 Chevrolet Corvette for use in the business operations. The vehicle was acquired from the majority shareholder in exchange for 160,000 shares of stock valued at $0.15 per share, for a total of $24,000. On February 22, 2018, the vehicle was sold to DEVCAP Partners, LLC for cancellation of the shares. The cancellation of the shares was valued at the net book value of the vehicle, $18,800.

On April 15, 2017, the Company purchased a 1995 Featherlite trailer for use in the business operations. The trailer was purchased from a shareholder in exchange for 300,000 shares valued at $0.20 per share, for a total of $60,000.

On March 1, 2018, the Company purchased a 2013 Ford F-150 truck from a related party for use in the business operations at a cost of $28,000. The vehicle was acquired from the father of the majority shareholder. The debt was immediately converted into 140,000 shares of stock at $.20 per share.

On December 22, 2018, the Company acquired a 2018 Ford F-150 truck for use in the business operations from the majority shareholder. The purchase was in the form of a long-term lease and was recorded at $30,089, the net present value of the lease payments. See Note 7 for additional details.

Other related party transactions

On October 1, 2018, 15,000 shares of common stock were issued to Larry Krough, CEO of the Company for services rendered. The shares were valued at $15,000.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

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

On April 1, 2018, Gemini Southern, LLC converted a loan payable to them into stock at $.12 per share. The loan amount was $525,000 and converted into 4,375,000 shares of restricted common stock. Gemini Southern cannot sell, pledge or transfer the shares for one year from the date of the conversion.

On October 1, 2018, 15,000 shares of common stock were issued to Larry Krough, CEO of the Company for services rendered. The shares were valued at $15,000.

NOTE 10 - INCOME TAXES

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Legislation passed in December 2017 changed the tax rate on corporate income for tax years beginning in 2018 to 21% at all levels of income. This new rate is used to determine the deferred tax effect in future years. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2018 and 2017, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid.

At December 31, 2018 and 2017, the Company had net operating loss carryforwards of approximately $1,304,000 and $984,000, respectively, which begin to expire in 2033.

Deferred tax assets consisted of the following:

	2018	2017
Net operating loss carryforwards	$273,900	$206,800
Share based compensation	7,200	7,200
Accounts payable, related party	62,881	49,326
Other deferred tax items	4,166	6,150
Valuation allowance	(348,147)	(269,476)
Total deferred tax assets	$–	$–

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2018 and 2017 was $67,100 and $43,100, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2018 and 2017 is as follows:

	2018	2017
Expected tax at 21%	$(67,100)	$(43,100)
Change caused by change in federal tax rate	–	(66,671)
Change in valuation allowance	67,100	109,771
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018, and 2017, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. Tax years for 2013 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist requiring disclosure, except as follows:

On January 9, 2019, the Company leased a 2018 Ford F-150 truck for a term of two years at $425 per month. The truck was acquired December 22, 2018 from the majority shareholder as described in Notes 4 and 7. The lessee is an outside consultant for the Company.

