Form 10-Q
period 2019-03-31
Teardroppers, Inc.
filed 2019-05-21
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _______________

Commission file number 333-177792

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

620 Newport Center Drive Suite 1100

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 31, 2019.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

Current assets
Cash	$50,259	$71,858
Lease receivable	850	–
Prepaid expenses	3,039	6,641
Total current assets	54,148	78,499

Fixed assets:
Cost	288,089	288,089
Less accumulated depreciation	(85,529)	(71,125)
Fixed assets, net	202,560	216,964

Total Assets	$256,708	$295,463

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$201,287	$187,862
Accounts payable - related parties	252,975	280,288
Customer deposits	14,500	14,500
Deferred revenue	16,000	16,000
Current portion of long term debt	32,358	31,501
Accrued interest - unrelated parties	145,632	145,632
Line of credit from related party	281,545	225,695
Accrued interest -related parties	25,196	19,566
Total current liabilities	969,493	921,044

Long term note payable ( net of current portion)	133,632	142,031

Total Liabilities	1,103,125	1,064,075

Stockholders' Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 shares issued, respectively
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(1,720,895)	(1,642,090)
Total Stockholders' Deficit	(846,417)	(767,612)

Total Liabilities and Stockholders' Deficit	$256,708	$295,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues	$13,275	$4,000
Cost of revenues	–	–
Gross margin	13,275	4,000

Operating expenses:
Consulting - related party	27,000	26,500
Consulting - unrelated party	26,486	5,000
General and administrative	26,169	23,450
Professional fees	2,125	3,262
	81,780	58,212

Operating income (loss)	(68,505)	(54,212)

Other income (expense):
Interest expense related parties	(10,300)	(467)
Interest expense - unrelated parties	–	(16,262)
	(10,300)	(16,729)

Net Income Before Taxes	(78,805)	(70,941)

Income Tax Provision	–	–

Net loss	$(78,805)	$(70,941)

Net loss per share (Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	45,920,000	41,530,889

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock
		Amount	Additional	Accumulated	Shareholders'
	Shares	($.0001 Par)	Paid in Capital	Deficit	Deficit

Balance December 31, 2017	41,550,000	$41,550	$283,728	$(1,262,880)	$(937,602)

Assets acquired in exchange for stock	140,000	140	27,860	–	28,000

Assets sold for cancellation of stock	(160,000)	(160)	(18,640)	–	(18,800)

Net loss for the period	–	–	–	(70,941)	(70,941)

Balance March 31, 2018	41,530,000	$41,530	$292,948	$(1,333,821)	$(999,343)

Balance December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the period	–	–	–	(78,805)	(78,805)

Balance March 31, 2019	45,920,000	$45,920	$828,558	$(1,720,895)	$(846,417)

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(78,805)	$(70,941)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	14,404	12,767

Changes in Operating Assets and Liabilities
Increase in lease receivable	(850)	–
Increase (decrease) in prepaid expenses	3,602	(2,780)
Increase in accounts payable	13,425	10,312
Increase (decrease) in accounts payable - related parties	(27,313)	24,340
Increase in accrued interest	–	6,382
Increase in accrued interest-related parties	5,630	467
Increase in deferred revenue	–	12,000

Net cash used for operating activities	(69,907)	(7,453)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit unrelated party	–	75,000
Principal payments on long term debt	(7,542)	(2,020)
Proceeds from line of credit related party	55,850	54,750
Repayments on line of credit related party	–	(44,050)

Net cash provided by financing activities	48,308	83,680

Net Increase (Decrease) In Cash	(21,599)	76,227

Cash At The Beginning Of The Period	71,858	40,027

Cash At The End Of The Period	50,259	116,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Assets acquired for debt	$–	$28,000
Debt converted to stock	$–	$(28,000)
Assets sold for cancellation of stock	$–	(18,800)

Cash paid during the year for:
Interest	$4,670	$9,880
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We are in the business of mobile billboard advertising, providing billboard advertising space on custom designed "Teardrop Trailers" and various sizes of cargo type trailers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind new and vintage vehicles and pickup trucks.

In addition, we own cargo trailers with flat non rivet panel siding that can be used for hauling and transportation. These trailers range in size from 15 feet to 53 feet. We lease these trailers for transportation of goods and for advertising of their respective business or the businesses of lessee clients.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2019 and December 31, 2018.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of March 31, 2019 and December 31, 2018, respectively, using the market and income approaches.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three months ended March 31, 2019 and 2018 the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated third party. As of March 31, 2019, and 2018, recognized lease income was $12,000 and $4,000, respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. The lease is classified as an operating lease. The term of the lease is 24 months at $425 per month. The vehicle being leased is reported on the balance sheet in fixed assets at a cost of $30,089. Lease income is reported each month as the payments are due. As of March 31, 2019, recognized lease income was $1,275 on the Statement of Operations. The payments received are reported as an operating activity on the Statement of Cash Flows.

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

There were no potentially dilutive shares outstanding as of March 31, 2019 and 2018, respectively.

Subsequent events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date the financial statements were issued.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Property and equipment, net	$288,089	$288,089
Less: accumulated depreciation	(85,529)	(71,125)
Property and equipment, net	$202,560	$216,964

Depreciation expense for the three months ended March 31, 2019 and 2018 was $14,404 and $12,767 respectively.

On February 22, 2018, the Company sold a 1971 Corvette LS-5 to a related part for the cancellation of 160,000 shares of stock.

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

NOTE 5 – LOAN PAYABLE

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. As of March 31, 2019, and December 31, 2018, the loan amount was $0. The Company recorded accrued interest on this loan of $145,632 as of March 31, 2019 and December 31, 2018, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 7 for details of the transactions.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of March 31, 2019, and December 31, 2018, the balance of the line of credit was $56,545 and $695, respectively. The Company recorded accrued interest of $9,902 and $9,820 on the line of credit at March 31, 2019 and December 31, 2018, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of March 31, 2019, and December 31, 2018 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at March 31, 2019 and December 31, 2018, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $450,000 bearing interest at 10%, maturing December 2019. At March 31, 2019, and December 31, 2018, the balance due on the line was $225,000. The Company recorded accrued interest of $10,562 and $5,014 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $137,105 and $143,866 as of March 31, 2019 and December 31, 2018, respectively. Accrued interest was $0 at March 31, 2019 and December 31, 2018, respectively.

Principal payments for the next five years will be as follows:

2019	$28,299
2020	31,888
2021	35,932
2022	47,747
2023	–
Total	$143,866

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of March 31, 2019, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at March 31, 2019 and December 31, 2018 was $28,885 and $29,666, respectively.

Principal payments for the next five years will be as follows:

2019	$3,202
2020	3,422
2021	3,656
2022	3,907
2023	4,175
Total	$18,362

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three months ended March 31, 2019 and March 31, 2018, the Company recorded consulting fee expense to DEVCAP of $22,500. The amount due but unpaid is $202,975 and $229,865 at March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the three months ended March 31, 2019 and 2018, the Company recorded consulting fee expense of $0 and $2,500, respectively. The amount due but unpaid was $32,500 at March 31, 2019 and December 31, 2018, respectively, and was included on the balance sheet as accounts payable - related parties. Ray Gerrity resigned his position effective March 31, 2018.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. For the three months ended March 31, 2019 the Company recorded consulting fee expense of $4,500. All fees were paid as of March 31, 2019.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

The Company had $13,275 in revenue during the three months ended March 31, 2019 compared to $4,000 in revenue during the three months ended March 31, 2018. The increase in revenues was due to an increase in equipment and vehicle leasing revenues for the quarter

Operating Expenses

For the three months ended March 31, 2019 operating expenses were $81,780 compared to $58,212 for the same period in 2018 for an increase of $21,486. The increase was primarily a result of the increase in consulting to unrelated parties to $26,486 from $5,000.

Interest and Financing Costs

Interest expense was $10,300 for the three months ended March 31, 2019 compared to $16,729 for the three months ended March 31, 2018. The decrease in interest expenses was due to a decrease in the amount of indebtedness of the company.

Net Income (Loss)

The Company incurred losses of $78,805 for the three months ended March 31, 2019 compared to $70,941 during the three months ended March 31, 2018 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company had $50,259 in cash at March 31, 2019 with availability on our related party lines of credit with DEVCAP Partners, LLC, General Pacific Partners, LLC, and Gemini Southern, LLC of $1,068,455. As at March 31, 2019 we had a working capital deficit of $915,399.

Operating activities

During the three months ended March 31, 2019, we had cash used in operating activities compared of $69,907 as compared to $7,453 during the three months ended March 31, 2018, an increase in cash outflows of $62,454. The decrease between the periods was largely due to a $27,313 reduction in accounts payable to related parties..

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2019 and the same for the period in 2018.

Financing activities

During the three months ended March 31, 2019, we generated $48,308 from financing activities compared to $83,680 for the same period ended March 31, 2018. The decrease was primarily due to a reduction in the amount received from an unrelated party line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company issued no shares of common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2019, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

During the three months ended March 31, 2019, the Company reported no other information.

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

THE TEARDROPPERS, INC.

By:	/s/ Cody Ware
Cody Ware Chief Executive Officer

Date:  May 21, 2019

