Form 10-Q
period 2019-06-30
Teardroppers, Inc.
filed 2019-08-19
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-177792

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

620 Newport Center Drive Suite 1100 PMB 488

Newport Beach, Ca. 92660

(Address of principal executive offices)

949-751-2173

(Issuer’s telephone number)

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 15th, 2019.

THE TEARDROPPERS, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$60,357	$71,858
Lease Receivable	425	—
Prepaid expenses	4,158	$6,641
Total current assets	64,940	78,499

Property & Equipment:
Cost	288,089	288,089
Less accumulated depreciation	(99,934)	(71,125)
Property & Equipment, net	188,155	216,964

Total Assets	$253,095	$295,463

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$225,287	$187,862
Accounts payable - related parties	255,985	280,288
Customer deposits	14,500	14,500
Deferred revenue	16,000	16,000
Current portion of long term debt - related party	27,397	28,299
Current portion of lease payable - related party	3,310	3,202
Accrued interest - unrelated parties	145,632	145,632
Line of credit from related party	370,845	225,695
Accrued interest -related parties	31,742	19,566
Total current liabilities	1,090,698	921,044

Long term liabilities (net of current portion) (related party)
Notes payable	$102,742	115,567
Lease payable	24,781	26,464
	127,523	142,031

Total Liabilities	1,218,221	1,063,075

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(1,839,604)	(1,642,090)
Total Stockholders' Deficit	(965,126)	(767,612)

Total Liabilities and Stockholders' Deficit	$253,095	$295,463

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues	$13,275	$12,000	$26,550	$16,000
Total revenue	13,275	12,000	26,550	16,000

Cost of sales	–	–	–	–
Gross margin	13,275	12,000	26,550	16,000

Operating expenses:
Consulting from related parties	42,000	24,000	69,000	50,500
Consulting fees - unrelated parties	26,471	43,300	52,957	48,300
General and administrative	25,117	23,968	51,286	47,817
Professional fees	27,400	20,257	29,525	23,520
	120,988	111,525	202,768	170,137

Operating loss	(107,713)	(99,525)	(176,218)	(154,137)

Other income (expense):
Interest expense - related parties	(10,996)	(5,001)	(21,296)	(5,468)
Interest expense - unrelated parties	–	–	–	(16,262)
	(10,996)	(5,001)	(21,296)	(21,730)

Net Loss Before Taxes	(118,709)	(104,526)	(197,514)	(175,867)

Income Tax Provision	–	–	–	–

Net loss	$(118,709)	$(104,526)	$(197,514)	$(175,867)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	45,920,000	45,856,923	45,920,000	43,705,856

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
		Amount	Paid in	Accumulated	Shareholders
	Shares	($.001 Par)	Capital	Deficit	Deficit

Balance December 31, 2017	41,550,000	$41,550	$283,728	$(1,262,880)	$(937,602)

Assets acquired in exchange for stock	140,000	140	27,860	–	28,000

Assets sold for cancellation of stock	(160,000)	(160)	(18,640)	–	(18,800)

Net loss for the period	–	–	–	(70,941)	(70,941)

Balances March 31, 2018	41,530,000	$41,530	$292,948	$(1,333,821)	$(999,343)

Conversion of debt to stock	4,375,000	4,375	520,625	–	525,000

Net loss for the period	–	–	–	(104,526)	(104,526)

Balance June 30, 2018	45,905,000	$45,905	$813,573	$(1,438,747)	$(579,269)

Balance December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the period	–	–	–	(78,805)	(78,805)

Balances March 31, 2019	45,920,000	$45,920	$828,558	$(1,720,895)	$(846,417)

Net loss for the period	–	–	–	(118,709)	(118,709)

Balance June 30, 2019	45,920,000	$45,920	$828,558	$(1,839,604)	$(965,126)

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(197,514)	$(175,867)

Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	28,809	25,417

Changes in Operating Assets and Liabilities
Increase in lease receivable	(425)	–
Decrease (Increase) in prepaid expenses	2,483	(1,211)
Increase in accounts payable - unrelated parties	37,425	39,862
Increase (Decrease) in accounts payable – related parties	(24,303)	24,130
Increase in accrued interest - unrelated parties	–	6,382
Increase in accrued interest – related parties	12,176	2,741
Increase in deferred revenue	–	8,000

Net cash used for operating activities	(141,349)	(70,546)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit unrelated party	–	75,000
Principal payments on long term debt	(13,727)	(8,202)
Principal payments on lease payable	(1,575)	–
Proceeds from line of credit related party	269,800	123,850
Repayments on line of credit related party	(124,650)	(104,830)

Net cash provided by financing activities	129,848	85,818

Net Increase (Decrease) In Cash	(11,501)	15,272

Cash At The Beginning Of The Period	71,858	40,027

Cash At The End Of The Period	$60,357	$55,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired in exchange for stock	$–	$28,000
Debt converted to stock	$–	$525,000
Assets sold for cancellation of stock	$–	$(18,800)

Cash paid during the period for:
Interest	$8,821	$12,607
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the condensed unaudited financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2019 and December 31, 2018.

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively, using the market and income approaches.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three and six months ended June 30, 2019 and 2018 the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease an asset to a related party. As of June 30, 2019, and 2018, recognized lease income was $24,000 and $16,000, respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. As of June 30, 2019, recognized lease income was $2,550.

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

There were no potentially dilutive shares outstanding as of June 30, 2019 and 2018, respectively.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Property and equipment, purchased	$258,000	$258,000
Property and equipment, leased	30,089	30,089
	288,089	288,089
Less: accumulated depreciation	(99,934)	(71,125)
Property and equipment, net	$188,155	$216,964

Depreciation expense for the three and six months ended June 30, 2019 and 2018 were $14,405 and $28,809 respectively and $12,250 and $25,417, respectively.

On December 22, 2018, the Company acquired a Ford F-150 truck for use in the business operations from the majority shareholder. The agreement was in the form of a long-term lease and was recorded at $30,089, the net present value of the lease payments. See Note 7 for additional details.

NOTE 5 – LOAN PAYABLE

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. As of June 30, 2019, and December 31, 2018, the loan amount was $0. The Company recorded accrued interest on this loan of $145,632 as of June 30, 2019 and $145,632 as of December 31, 2018, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 6 for details of the transactions.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2020, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of June 30, 2019, and December 31, 2018, the balance of the line of credit was $70,845 and $695, respectively. The Company recorded accrued interest of $10,345 and $9,820 on the line of credit at June 30, 2019 and December 31, 2018, respectively.

On August 13, 2015, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of June 30, 2019, and December 31, 2018 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at June 30, 2019 and December 31, 2018, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $450,000 bearing interest at 10%, maturing December 2019. At June 30, 2019, and December 31, 2018, the balance due on the line was $300,000 and $225,000, respectively. The Company recorded accrued interest of $16,665 and $5,014 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $130,139 and $143,866 as of June 30, 2019 and December 31, 2018, respectively. Accrued interest was $0 at June 30, 2019 and December 31, 2018, respectively.

Principal payments for the next five years will be as follows:

2019	$28,299
2020	31,888
2021	35,932
2022	47,747
2023	–
Total	$143,866

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of June 30, 2019, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at June 30, 2019 and December 31, 2018 was $28,091 and $29,666, respectively.

Principal payments for the next five years will be as follows:

2019	$5,078
2020	5,078
2021	5,078
2022	5,078
2023	5,078
Thereafter	12,233
Total payments	37,623
Less deferred interest	(9,532)
Total	$28,089

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the six months ended June 30, 2019 and 2018, the Company recorded consulting fee expense to DEVCAP of $45,000. The amount due but unpaid is $201,985 and $229,865 at June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the six months ended June 30, 2019 and 2018, the Company recorded consulting fee expense of $0 and $2,500, respectively. The amount due but unpaid was $32,500 at June 30, 2019 and December 31, 2018, respectively, and was included on the balance sheet as accounts payable - related parties. Ray Gerrity resigned his position effective March 31, 2018.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. For the six months ended June 30, 2019, the Company recorded consulting fee expense of $9,000. All fees were paid as of June 30, 2019.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

The Company had $13,275 in revenue during the three months ended June 30, 2019 compared to $12,000 in revenue during the three months ended June 30, 2018. This increase is the result of a four-year trailer lease agreement entered into during March 2018 and a new truck lease entered into in January of 2019.

Operating Expenses

For the three months ended June 30, 2019 operating expenses were $120,988 compared to $111,525 for the same period in 2018 for a increase of $9,463 . The increase was primarily a result of the increase in consulting fees to unrelated parties to $42,000 from $24,000 and an increase in professional fees to $27,400 from $20,257 for the same period in 2018.

Interest and Financing Costs

Interest expense was $10,996 for the three months ended June 30, 2019 compared to $5,001 for the three months ended June 30, 2018. The increase was due to a increase in the indebtedness of the company.

Net Loss

The Company incurred losses of $118,709 for the three months ended June 30, 2019 compared to $104,526 during the three months ended June 30, 2018 due to the factors discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

The Company had $26,550 in revenue during the six months ended June 30, 2019 compared to $16,000 in revenue during the six months ended June 30, 2018. This increase is the result of a four-year trailer lease agreement entered into during March 2018.

Operating Expenses

For the six months ended June 30, 2019 operating expenses were $202,768 compared to $170,137 for the same period in 2018 for an increase of $32,631 . The increase was primarily a result of the increase in consulting fees to related parties to $69,000 from $50,500, an increase in consulting fees to unrelated parties to $52,957 from $48,300, and an increase in general and administrative fees to $51,286 compared to $47,817 for the same period in 2018.

Interest and Financing Costs

Interest expense was $21,296 for the six months ended June 30, 2019 compared to $21,730 for the six months ended June 30, 2018. The decrease was nominal over the period.

Net Loss

The Company incurred losses of $197,514 for the six months ended June 30, 2019 compared to $175,867 during the six months ended June 30, 2018 due to the factors discussed above.

Operating activities

During the six months ended June 30, 2019, we had ($141,349) used for operating activities compared to ($70,546) during the six months ended June 30, 2018, an increase in cash outflows of $70,803. The increase between the periods was largely due to a $9,435 decrease in cash used and a $3,694 increase in prepaid expenses.

Investing activities

We neither generated nor used cash flow in investing activities during the six months ended June 30, 2019 and the same for the period in 2018.

Financing activities

During the six months ended June 30, 2019, we generated $129,848 from financing activities compared to $85,818 for the same period ended June 30, 2018. The increase was primarily due to proceeds received from a related party line of credit.

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

The Company had $60,357 in cash at June 30, 2019 with availability on our related party lines of credit with DEVCAP Partners, LLC and General Pacific Partners of $829,155. As at June 30, 2019 we had a working capital deficit of $1,025,758.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, the Company had no unregistered sales of equity securities and use of proceeds.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2019, the Company had no senior securities issued and outstanding.

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

THE TEARDROPPERS, INC.

August 19, 2019

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer)

