Form 10-Q
period 2019-09-30
Teardroppers, Inc.
filed 2019-11-15
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-197889

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

620 Newport Center Drive Suite 1100 PMB 488

Newport Beach, CA 92660

(Address of principal executive offices)

949-751-2173

(Issuer’s telephone number)

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 1, 2019.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current assets
Cash	$36,068	$71,858
Lease Receivable	425	–
Prepaid expenses	4,205	6,641
Total current assets	40,698	78,499

Property and equipment:
Cost	288,089	288,089
Less accumulated depreciation	(114,338)	(71,125)
Property and equipment, net	173,751	216,964

Total Assets	$214,449	$295,463

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$214,662	$187,862
Accounts payable - related parties	304,735	280,288
Customer deposits	14,500	14,500
Contract liability – related party	16,000	16,000
Current portion of long term note payable – related party	30,950	28,299
Current portion of lease payable – related party	3,365	3,202
Accrued interest - unrelated parties	145,632	145,632
Line of credit from related party	372,405	225,695
Accrued interest payable-related parties	40,037	19,566
Total current liabilities	1,142,286	921,044

Long-term liabilities (net of current portion) (related party)
Notes payable	92,012	115,567
Lease Payable	23,919	26,464
	115,931	142,031

Total Liabilities	1,258,217	1,063,075

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 shares issued shares and outstanding, respectively	–	–
Common stock, par value $0.001, 200,000,000 shares authorized issued 45,920,000 shares issued and outstanding	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(1,918,246)	(1,642,090)
Total Stockholders' Deficit	(1,043,768)	(767,612)

Total Liabilities and Stockholders' Deficit	$214,449	$295,463

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues
Lease revenue – unrelated parties	$1,275	$–	$3,825	$16,000
Lease revenue – related parties	12,000	12,000	36,000	12,000
Total revenue	13,275	12,000	39,825	28,000

Operating expenses:
Consulting from related parties	27,000	40,000	96,000	90,500
Consulting fees – unrelated parties	15,765	29,500	68,722	77,800
General and administrative	25,008	23,803	76,294	71,620
Professional fees	11,625	3,675	41,150	27,195
	79,398	96,978	282,166	267,115

Operating loss	(66,123)	(84,978)	(242,341)	(239,115)

Other income (expense):
Interest expense - related parties	(12,519)	(6,401)	(33,815)	(11,869)
Interest expense - unrelated parties	–	–	–	(16,262)
	(12,519)	(6,401)	(33,815)	(28,131)

Net loss before taxes	(78,642)	(91,379)	(276,156)	(267,246)

Income Tax Provision	–	–	–	–

Net loss	$(78,642)	$(91,379)	$(276,156)	$(267,246)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	45,920,000	45,905,000	45,920,000	44,450,549

* denotes a loss of less than $(.01) per share.

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Common Stock
		Amount	Additional	Accumulated	Shareholders'
	Shares	($.0001 Par)	Paid in Capital	Deficit	Deficit

Balance December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the period	–	–	–	(78,805)	(78,805)

Balances March 31, 2019	45,920,000	45,920	828,558	(1,720,895)	(846,417)

Net loss for the period	–	–	–	(118,709)	(118,709)

Balance June 30, 2019	45,920,000	45,920	828,558	(1,839,604)	(965,126)

Net loss for the period	–	–	–	(78,642)	(78,642)
	–
Balance September 30, 2019	45,920,000	$45,920	$828,558	$(1,918,246)	$(1,043,768)

Balance December 31, 2017	41,550,000	$41,550	$283,728	$(1,262,880)	$(937,602)

Assets acquired in exchange for stock	140,000	140	27,860	–	28,000

Assets sold for cancellation of stock	(160,000)	(160)	(18,640)	–	(18,800)

Net loss for the period	–	–	–	(70,941)	(70,941)

Balances March 31, 2018	41,530,000	41,530	292,948	(1,333,821)	(999,343)

Conversion of debt to stock	4,375,000	4,375	520,625	–	525,000

Net loss for the period	–	–	–	(104,926)	(104,926)

Balance June 30, 2018	45,905,000	45,905	813,573	(1,438,747)	(579,269)

Net loss for the period				(91,379)	(91,379)

Balance September 30, 2018	45,905,000	$45,905	$813,573	$(1,530,126)	$(670,648)

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$(276,156)	$(267,246)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	43,213	38,567

Changes in Operating Assets and Liabilities
Increase in lease receivable	(425)	–
Decrease (increase) in prepaid expenses	2,436	(6,576)
Increase in accounts payable - unrelated parties	26,800	42,112
Increase in accounts payable - related parties	24,447	23,470
Increase in contract liability	–	16,000
Increase in accrued interest - related parties	20,471	2,526
Increase in accrued interest - unrelated parties	–	6,382

Net cash used in operating activities	(159,214)	(144,765)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to unrelated party	–	75,000
Principal payments on line of credit unrelated party	–	(8,202)
Principal payments on long term debt	(20,904)	–
Principal payments on lease payable	(2,382)	–
Proceeds from line of credit to related party	371,890	278,000
Repayments on line of credit to related party	(225,180)	(191,899)

Net cash provided by financing activities	123,424	152,899

Net Increase (Decrease) In Cash	(35,790)	8,134

Cash At The Beginning Of The Period	71,858	40,027

Cash At The End Of The Period	$36,068	$48,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired in exchange for stock	$–	$28,000
Debt converted to stock	$–	$525,000
Asset sold for cancellation of stock	$–	$(18,800)

Cash paid during the period for:
Interest	$13,344	$19,223
Franchise and income tax	$–	$–

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2019

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC on April 12, 2019.

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

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2019

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and contract liability approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2019 and December 31, 2018.

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively, using the market and income approaches.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three and nine months ended September 30, 2019 and 2018 the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder will be considered a related party. Beginning with the quarter ended September 30, 2018, the lease income will be reported as related party income on the Condensed Statement of Operations. For the nine months ended September 30, 2019, and 2018, related party lease income was $36,000 and $12,000 respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the nine months ended September 30, 2019, recognized lease income was $3,825.

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

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2019

The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity. Potentially dilutive securities are excluded from the computation if their effect is in anti-dilutive.

There were no potentially dilutive shares outstanding as of September 30, 2019 and 2018, respectively.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of September 30, 2019, the Company has an accumulated deficit of $1,918,246 and has a net cash outflow from operating activities of $159,214. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Property and equipment, purchased	$258,000	$258,000
Property and equipment, leased	30,089	30,089
	288,089	288,089
Less: accumulated depreciation	(114,338)	(71,125)
Property and equipment, net	$173,751	$216,964

Depreciation expense for the three and nine months ended September 30, 2019 and 2018 were $14,404 and $13,150 respectively and $43,213 and $38,567, respectively.

On December 22, 2018, the Company acquired a Ford F-150 truck for use in the business operations from the majority shareholder. The agreement was in the form of a long-term lease and was recorded at $30,089, the net present value of the lease payments. See Note 7 for additional details.

NOTE 5 – LOAN PAYABLE

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. As of September 30, 2019, and December 31, 2018, the loan amount was $0. The Company recorded accrued interest on this loan of $145,632 as of September 30, 2019 and December 31, 2018, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 6 for details of the transactions.

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2019

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with a maturity date of June 1, 2020, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of September 30, 2019, and December 31, 2018, the balance of the line of credit was $72,405 and $695, respectively. The Company recorded accrued interest of $11,078 and $9,820 on the line of credit at September 30, 2019 and December 31, 2018, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum and matures on August 13, 2020. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of September 30, 2019, and December 31, 2018 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at September 30, 2019 and December 31, 2018, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $450,000 bearing interest at 10%, maturing December 2019. At September 30, 2019, and December 31, 2018, the balance due on the line was $300,000 and $225,000, respectively. The Company recorded accrued interest of $24,227 and $5,014 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $122,962 and $143,866 as of September 30, 2019 and December 31, 2018, respectively. Accrued interest was $0 at September 30, 2019 and December 31, 2018.

Future principal payments will be as follows:

2019	$7,395
2020	31,888
2021	35,932
2022	47,747
Total	$122,962

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of September 30, 2019, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at September 30, 2019 and December 31, 2018 was $27,284 and $29,666, respectively.

Future lease payments will be as follows:

2019 (remainder of year)	$1,269
2020	5,078
2021	5,078
2022	5,078
2023	5,078
Thereafter	12,233
Total payments	33,814
Less deferred interest	(6,530)
Total	$27,284

There are no commitments or contingencies related to the long-term liabilities that are not disclosed above.

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the nine months ended September 30, 2019 and 2018, the Company recorded consulting fee expense of $67,500. The amount due but unpaid is $224,485 and $229,865 at September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. For the nine months ended September 30, 2019 and 2018, the Company recorded consulting fee expense of $0 and $2,500, respectively. The amount due but unpaid was $32,500 at September 30, 2019 and December 31, 2018, respectively, and was included on the balance sheet as accounts payable - related parties. Ray Gerrity resigned his position effective March 31, 2018.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. For the nine months ended September 30, 2019 the Company recorded consulting fee expense of $13,500. As of September 30, 2019, $1,500 is due and reflected in accounts payable – related parties on the balance sheet.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

The Company had $13,275 in revenue during the three months ended September 30, 2019 compared to $12,000 in revenue during the three months ended September 30, 2018.

Operating Expenses

For the three months ended September 30, 2019 operating expenses were $79,398 compared to $96,978 for the same period in 2018 for a decrease of $17,580. The decrease was primarily a result of the decrease in consulting fees to related parties from $40,000 to $27,000 and a decrease in consulting fees to unrelated parties from $29,500 to $15,765.

Other Income (Expense)

Interest expense was $12,519 for the three months ended September 30, 2019 compared to $6,401 for the three months ended September 30, 2018. The interest expense increased due to an increase in the indebtedness of the Company.

Net Loss

The Company incurred losses of $78,642 for the three months ended September 30, 2019 compared to $91,379 during the three months ended September 30, 2018 due to the factors discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

The Company had $39,825 in revenue during the nine months ended September 30, 2019 compared to $28,000 in revenue during the nine months ended September 30, 2018.

Operating Expenses

For the nine months ended September 30, 2019 operating expenses were $282,166 compared to $267,115 for the same period in 2018 for an increase of $15,051. The increase was primarily a result of the increase in professional fees from $27,195 to $41,150.

Interest and Financing Costs

Interest expense was $33,815 for the nine months ended September 30, 2019 compared to $28,131 for the nine months ended September 30, 2018. The interest expense increased for the period due to an increase in the indebtedness for the company.

Net Loss

The Company incurred losses of $276,156 for the nine months ended September 30, 2019 compared to $267,246 during the nine months ended September 30, 2018 due to the factors discussed above.

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

The Company had $36,068 in cash at September 30, 2019 with availability on our related party lines of credit with DEVCAP Partners, LLC of $377,595, General Pacific Partners, LLC of $450,000, and Gemini Southern, LLC of $150,000. As of September 30, 2019 we had a working capital deficit of $1,101,588.

Operating activities

During the nine months ended September 30, 2019, we had $159,214 cash used in operating activities compared to $122,765 during the nine months ended September 30, 2018, an increase in cash outflows of $14,449. The change was primarily due to an increase in accounts payable of $15,312, an increase in accrued interest of $6,382 and an increase in prepaid expenses of $4,140.

Investing activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2019 and in 2018.

Financing activities

During the nine months ended September 30, 2019, we generated $123,424 from financing activities compared to $152,899 for the same period ended September 30, 2018. The decrease was primarily due to a reduction of proceeds from unrelated party lines of credit; increased repayments on debt, leases and line of credit to related party; offset by proceeds received from a related party line of credit.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2019, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management plans to address these deficiencies by undertaking various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

No changes in our internal control over financial reporting occurred during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2019, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

None

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

November 15, 2019

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer

