Form 10-K
period 2019-12-31
Teardroppers, Inc.
filed 2020-04-14
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-197889

THE TEARDROPPERS, INC.

(Exact name of Registrant as specified in its charter

Nevada	46-2407247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100
Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: Phone: 949-751-2173

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of June 30, 2019.

On April 13, 2020, we had 45,920,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2019

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

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Kevin P. O’Connell. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC, which owns approximately seventy-eight (70%) of our outstanding shares of common stock. On February 26, 2019, DEVCAP Partners, LLC, which is also controlled by Kevin O’Connell, had transferred all of the Company shares owned by DEVCAP Partners, LLC to FinTekk AP, LLC. We have incurred losses of $2,044,055 from inception through December 31, 2019. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP. The Company’s liability to DEVCAP has been assigned to FinTekk.. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. At December 31, 2019, we had outstanding $695 on the Line of Credit.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $350,000 or approximately $30,000 per month, consisting of: $10,000 for officers’ salaries, $5,000 for executive marketing assistants, $1,500 for office space, $1,500 for telecom and communications, $9,500 for marketing efforts, $2,000 for legal and accounting costs.

In the event that demand for our advertising services increases beyond our ability to pay for additional trailers, of which there can be no assurance, we may seek to have independent or related parties purchase trailers. Such parties may then either lease the trailers to us, or, for a fee, have us act as their agent in maintaining their trailers and obtaining advertising clients for their trailers.  In addition to our advertising business, we have acquired trailer and truck assets. These assets have been leased to our customers directly.

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

Meeting our capital requirement will be directly contingent on Mr. O’Connell and his decision to have FinTekk advance us capital in the event that we are not able to raise capital from other sources.

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

We intend to place orders for additional updated Teardrop Trailers or Kits and cargo trailers as we build interest in our advertising offerings. We estimate that it will take approximately 30 days from the date we place an order to the delivery of the trailer to us. When we determine to order additional Teardrop Trailers, we will do so by engaging independent Computer Numerical Control (“CNC”) contractors. Teardrop Trailer we ordered will be assembled on trailer chassis that we have obtained from an independent trailer chassis manufacturer.

As an alternative and with the increased popularity of the teardrop style trailers, we intend to acquire additional constructed or used trailers to include in our inventory.

The unique shape and look of Teardrop Trailers, as well as the small size of Car Hauling Trailers is a key factor in our decision to base the trailer advertising business on these trailers. As an advertising platform, as we believe the "asthetic appeal" will be attract an customer base and retain the adverting images which will appear on our trailers.

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

On October 1, 2018, the Company acquired a Ford F-150 truck for use in the business operations from the majority shareholder. The agreement was in the form of a long-term lease and was recorded at $30,089, the net present value of the lease payments. See Note 7 for additional details.

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

On November 18, 2019, the Company acquired from Rick Ware Racing a 2007 Featherlite spread axle trailer and a 2008 Freightliner truck both used primarily in NASCAR related operations. The truck and the hauler can be used for promotional / advertising services. The purchase price of the Truck & Hauler was $190,000. The Company paid for the Truck & Hauler with a promissory note from a related party (the “Hauler Note”). The Truck & Hauler Note bears interest at 12% per annum and with a term of 48 months and is payable on the 28th of each month for $5,003.

In February 1, 2020 we acquired and leased back a truck & trailer for a term of four (4) years back to Rick Ware Racing, LLC for $5,003 per month. The lessee is a related party to our CEO and the lease was executed at fair market terms.

Financing the Business

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit -related party is subject to the approval of Mr. O’Connell. As of December 31, 2019, the balance owed on the Line of Credit was $695.

On February 24, 2014, the company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is owned by Kevin O’Connell, the owner and managing member of DEVCAP Partners, LLC, a majority shareholder of the Company. The balance of the line of credit was $0 as of December 31, 2019 and 2018. The Company had unpaid accrued interest of $4,732 at December 31, 2019 and 2018, respectively.

Line of Credit with Gemini Southern, LLC

On December 12, 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. The Line of Credit Agreement provided that no interest would be owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 31, 2020. The line of credit was extended until December 31, 2024 and the credit line was increased to $550,000. The Loan balance as of December 31, 2019 and 2018 was $490,000 and $225,000, respectively. On April 1st, 2018 Gemini Southern converted $525,000, the total amount owed to Gemini Southern as of that date, into 4,375,000 shares of our common stock at .12 per share.

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

Competition

We are a small independent start-up mobile billboard advertising company that commenced mobile billboard operations in February of 2014. We face competition from other mobile billboard advertising companies specifically, and generally from all other advertising and media companies. Most, if not all, of our competitors are much larger, well established and better financed companies. In addition, there is no barrier to entry for other advertising companies should they decide to offer advertising on their own trailers or vehicles. We do not consider us to be a factor in our industry and there is no assurance that we will be successful in selling advertising services, or even if successful in obtaining paying advertisers, that we will be profitable. In addition, we also face competition in our trailer leasing business from both small and large leasing companies.

Employees

As of December 31, 2019, we have no full-time employees. Our only employees consist of executive management personnel, all of whom devote 20% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

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

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized only $46,010 in revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2019 was $2,044,055. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

DEVCAP is the beneficial owner of approximately 70% of our issued and outstanding common stock. Kevin P. O’Connell is the majority owner and Managing Member of DEVCAP Partners, LLC.

DEVCAP has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP. As of December 31, 2019, we had a balance of $135,365 on the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

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

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $350,000 to provide sufficient capital to commence with operations and development of the business plan. Our business plan contemplates the development of a website and associated software to allow clients to track objects of interest in real time. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

Because our CEO Cody Ware has other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

We occupy office facilities at 620 Newport Center Dr. Ste. 1100 Newport Beach, Ca. 92660 for which we pay no rent per month to DEVCAP Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From October 2015 through December of 2017 our common shares were listed on the Over the Counter Bulletin Board in the United States under the symbol "TRDP". In December of 2017, we were notified by FINRA that due to lack of trading, our common shares would no longer be listed for trading on the OTCQB. Accordingly, there are currently no recent bid or ask quotes for our common shares available because no market makers share data or quote our common shares and there is no quoting system available to record and settle trades. Our common shares may now be traded on the “Grey Market” or on the “Grey Sheets”, where trading is moderated by a broker and done between consenting individuals at a price they agree on. The only documentation that can be publicly found regarding the trades is when the last trade took place. The failure to develop or maintain a liquid trading market negatively affects our common share's value and makes it difficult or impossible for you to sell your shares. Even if a liquid market for common shares does develop, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common shares.

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

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2019 or 2018.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2019 or 2018.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Intangible and Long-Lived Assets - We follow ASC 360, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2019 and 2018.

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

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after December 31, 2019, and accordingly our current cash balances will not be sufficient to fund our operating expenses after December 31, 2019. We have received only $46,010 in revenues since our inception through December 31, 2019 and have incurred a net loss of $2,044,055 and net cash used in operations of $980,941.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2019 and 2018.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018

Revenues

Revenues for the year ended December 31, 2019 were $53,100 compared to $40,000 for the year ended December 31, 2018. The Company incurred no cost of revenue for 2019 and 2018. Revenue for 2019 was not advertising related and primarily derived to leasing income received by the Company.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $405,234 as compared to $383,056 for the year ended December 31, 2018. Expenses in 2019 compared to 2018 included $63,072 compared to $84,300 in consulting to unrelated party, $123,000 compared to $128,000 in consulting to related party, $176,412 compared to $131,312 in general and administrative, and $42,750 compared to $39,444 in professional fees. The increase in expenses in 2019 is attributable to an increase in general and administrative expenses.

Interest Expense

Interest expense for the twelve months ended December 31, 2019 was $49,831 and $36,154 in the twelve months ended December 31, 2018. The increase in interest expense in 2019 is directly related to an increase in the indebtedness of the Company.

Net Loss

The net loss for the twelve months ended December 31, 2019 was $401,965 as compared to a loss of $379,210 for the twelve months ended December 31, 2018 due to the factors discussed above. The net loss increased in 2019 due to a increase in administrative fees accrued to unrelated parties.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2019 the Company had total assets of $398,010, comprising primarily of $50,035 in cash, $343,221 in property and equipment and current liabilities of $1,460,866 and a working capital deficit of $1,406,077. The Company has incurred losses since Inception to December 31, 2019 of $2,044,055 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Operating Activities

During the year ended December 31, 2019, we used $199,992 in cash in operating activities, compared to $197,557 during the year ended December 31, 2018. The increase in cash used during 2019 was primarily due to an increase in the amount of cash used to pay for expenses incurred by the company. During the same period in 2018, expenses were incurred by the Company but not paid with cash.

Investing Activities

During the year ended December 31, 2019 we used $190,000 from investing activities related to the acquisition of equipment, compared to $0 during the year ended December 31, 2018.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities were $368,169 from a related party lender compared to $229,388 during the year ended December 31, 2018.

Stockholder Matters

Total stockholders’ deficit was $1,169,577 on December 31, 2019 and was $767,612 on December 31, 2018.

Management expects to raise $400,000 in capital through the issuance of debt and equity in 2020 and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $350,000 or approximately $30,000 per month, consisting of: $10,000 for officers’ salaries, $5,000 for executive marketing assistants, $1,500 for office space, $1,500 for telecom and communications, $9,500 for marketing efforts, $2,000 for legal and accounting costs.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with DEVCAP. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell is also the managing member and majority membership interest holder of General Pacific Partners, LLC a limited liability company (“GPP”). In February of 2014, the Company established a $450,000 unsecured line of credit with GPP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2019, we have $0 balance on the GPP line of credit.

Mr. O'Connell is the managing member and the majority membership interest holder of DEVCAP Partners, LLC, a limited liability company (“DEVCAP”). In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP (the “Line of Credit. The Company’s liability to DEVCAP has been assigned to FinTekk. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC and FinTekk owns approximately seventy-eight (70%) of the outstanding shares of common stock of the Company. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2019, we owe $135,365 on the FinTekk line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the drawing down of capital from our lines of credit. At December 31, 2019, the Company had cash on hand of $50,035.

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

Financing Needs

Including the net proceeds from a private placement stock offering, the Company may only have sufficient funds to conduct its operations through December 31, 2020. We earned revenue of $40,000 in 2018, and $53,100 for the year ended December 31, 2019. It is anticipated that the Company will generate additional revenue in 2020; however, there can be no assurance that if in fact the Company does generate increased revenue in 2020, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Recent Financings

As of December 31, 2019, we had a balance owing of $135,365 to one related party; FinTekk AP, LLC and $490,000 to a related party lender, Gemini Southern, LLC, pursuant to unsecured Line of Credit Agreements and a loan payable. The Line of Credit Agreements and loan payable provide for interest at the rate of 10% per annum.

On November 18, 2019, the company acquired from a related party Rick Ware Racing a 2007 Featherlite spread axle trailer and a 2008 Freightliner truck both used primarily in NASCAR related operations. The truck and the hauler can be used for promotional / advertising services. The purchase price of the Truck & Hauler was $190,000. The Company paid for the Truck & Hauler with cash. Subsequently the Company accessed $190,000 from its line of credit with Geminin Southern, LLC, a related party (the “Hauler Note”). .

In February 1, 2020 we leased the truck & trailer for a term of four (4) years back to Rick Ware Racing, LLC for 5,003 per month. The lessee is a related party to our CEO and the lease was executed at fair market terms.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Larry Krogh*	55	Director
Cody Ware	24	President & CEO

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

Cody Ware – On September 25, 2018 – Cody Ware was appointed as the Chief Executive Officer and Chief Financial Officer of the Company. From 2012 to the date of this 10-K Report, Mr. Ware has been involved in professional motorsports both as a driver and as a businessman. He has worked a with professional racing teams across all of the top levels in NASCAR stock car and IMSA sports car series. Mr. Ware has secured various levels of sponsorship with multiple national companies such as Racetrac gas stations and Bubba Burger. Mr. Ware has been able to tie in professional athletes from all over the country to help bring NASCAR into the mainstream light as well as showcase business to business relationships. Mr. Ware completed courses at La Sierra University in Riverside, California.

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

The following table summarized our executive compensation for the years ended December 31, 2019, 2018 and 2017.

						Stock		Compensation		All Other		Annual Compensation
Name/Position	Year	Salary		Bonus		Options		Plans		Compensation		Total

Ray Gerrity, President	2017		$10,000		$–		$–		$–		$100		$10,100
Former Chief Executive Officer (1)	2018 2019	$ $	1,500 0	$ $	– –	$ $	– –	$ $	– –	$ $	– –	$ $	1,500 –

Robert Wilson (2)	2017
Former Chief Financial Officer	2018 2019	$ $	10,000 0	$ $	– –	$ $	– –	$ $	– –	$ $	– –	$ $	10,000 –

Larry Krogh (3)	2018		$–		$–		$–		$–		$15,000		$15,000
Former Chief Executive Officer	2019		$0		$–		$–		$–		$–		$–

Cody Ware (4) Chief	2018		$4,500		$–		$–		$–		$–		4,500
Executive Officer	2019		$18,000		$–		$–		$–		$–		18,000

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of December 31, 2019 by the following persons:

Name	No. of Shares owned	Percentage of Shares Outstanding
FinTekk AP, LLC (1)	32,340,000	70.0%
Steven Verska (2)	2,150,000	4.7%
GB Investments, Inc. (3)	3,250,000	7.1%
Cassin Farlow, LLC (4)(5)	1,900,000	4.1%
Gemini Southern, LLC	4,375,000	9.5%

Directors and Officers as a Group		.04%

(1)	Kevin O'Connell has full investment authority for shares of FinTekk Partners, LLC. On February 26, 2019, DEVCAP Partners, LLC transferred all of its shares in the Company to FinTekk AP, LLC.

(2)	Includes 75,000 shares owned by Shark Diver Consulting, Inc. Mr. Verska has investment authority for the shares owned by Shark Diver Consulting, Inc.

(3)	Steve Urvan has full investment authority for shares of GB Investments, Inc. & Gemini Southern

(4)	Augustus B. O'Connell has full investment authority for shares of Cassin Farlow, LLC

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority membership holder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. .. The Company’s liability to DEVCAP has been assigned to FinTekk. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC and Fintekk owns approximately seventy-eight (70%) of the outstanding shares of common stock of the Company. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2019, we had a balance owing of $135,365 from the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $13,044 on December 31, 2019. On July 5, 2017, $142,000 of the balance due was converted into 2,840,000 shares of stock valued at $.05 per share.

In addition, we have a line of credit established with General Pacific Partners, LLC (GPP). Kevin P. O’Connell is the majority membership holder of GPP. This line of credit with the Company is $450,000. The receipt of funds from this line of credit is subject to the approval of GPP. As of December 31, 2019, we had no balance owing ($0) to the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of GPP to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $4,732 on December 31, 2019. On July 5, 2017, the entire balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share.

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

In November 18, 2019, the Company acquired from a related party Rick Ware Racing, a 2007 Featherlite spread axle trailer and a 2008 Freightliner truck both used primarily in NASCAR related operations. The truck and the hauler can be used for promotional / advertising services. The purchase price of the Truck & Hauler was $190,000. The Company paid for the Truck & Hauler with cash. Subsequently the Company accessed $190,000 from its line of credit with Geminin Southern, LLC, a related party. On February 5, 2020. the truck and trailer were leased back to Rick Ware Racing, LLC for $5,003 per month for 48 months.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

We retained Assurance Dimensions, Certified Public Accountants and Associates of Coconut Creek, FL to audit the 2019 financial statement. Previously, we engaged Hanie & Company, who audited our financial statements for 2017 and 2018. The following are the services provided and the amounts billed.

Audit & Review Fees

The aggregate fees billed, for professional services rendered for the reviews of quarterly reports and the audit of the Company’s annual financial statements during the fiscal years ended December 31, 2019 and 2018, was $19,000 and $33,500, respectively.

Audited-Related Fees

For the year ended December 31, 2019 and 2018 there were no fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2019 and 2018, the Company incurred no fees for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2019 and 2018, there were no other fees billed for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the Years Ended December 31, 2019 and 2018

Statements of Stockholders’ Equity (Deficit) for the Period from December 31, 2018 to December 31, 2019

Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of The Teardroppers, Inc., as amended *
3(ii).1	Corporate Bylaws for The Teardroppers, Inc. *
10.1(*)	Line of Credit Agreement with DEVCAP Partners, LLC
10.2(*)	Purchase Order for Teardrop Trailer dated July 23, 2014
10.3(*)	Consulting Agreement with DEVCAP Partners, LLC dated January 1, 2014
10.4(*)	Consulting Agreement with Gemini Southern LLC, dated September 30, 2013
10.5(*)	Consulting agreement with Rayna Austin, dated October 8, 2013
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________

* Previously filed with Form S-1

ITEM 16 – FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Teardroppers, Inc.

Date: April 14, 2020	By:	/s/ Cody Ware
Cody Ware
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cody Ware	Chief Executive Officer, Chief	April 14, 2020
Cody Ware	Financial Officer and Treasurer, (Principal Executive Officer and Principal Financial Officer)

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

The Teardroppers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Teardroppers, Inc. (the “Company”) as of December 31, 2019, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and net cash outflow from operating activities of $401,965 and $199,992, respectfully, for the year ended of December 31, 2019, and an accumulated deficit of $2,044,055 as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Margate, Florida

April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Teardroppers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Teardroppers, Inc. (the Company) as of December 31, 2018 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 15, 2019

We have served as the Company’s auditor since 2018.

The Teardroppers, Inc.

BALANCE SHEETS

	Dec. 31, 2019	Dec. 31, 2018

ASSETS

Current assets
Cash	$50,035	$71,858
Lease receivable	1,000	–
Prepaid expenses	3,754	6,641
Total current assets	54,789	78,499

Property and equipment:
Cost	478,089	288,089
Less accumulated depreciation	(134,868)	(71,125)
Property and equipment, net	343,221	216,964

Total Assets	$398,010	$295,463

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$244,762	$187,862
Accounts payable - related parties	327,234	280,288
Customer deposits	14,500	14,500
Contract liability - related party	16,000	16,000
Current portion of long term debt - related party	31,888	28,299
Current portion of lease payable - related party	3,422	3,202
Accrued interest - related parties	145,632	145,632
Line of credit from related party	625,365	225,695
Accrued interest payable - related parties	52,063	19,566
Total current liabilities	1,460,866	921,044

Long-term liabilities - related parties
Note payable -related party	83,679	115,567
Lease payable – related party	23,042	26,464
	106,721	142,031

Total Liabilities	1,567,587	1,063,075

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0	–	–
Common stock, par value $0.001, authorized 100,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,044,055)	(1,642,090)
Total Stockholders' Deficit	(1,169,577)	(767,612)

Total Liabilities and Stockholders' Deficit	$398,010	$295,463

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2019	Dec. 31, 2018

Revenues
Lease revenue - unrelated parties	$5,100	$16,000
Lease revenue - related parties	48,000	24,000
	53,100	40,000

Operating expenses:
Consulting to related party	123,000	128,000
Consulting to unrelated party	63,072	84,300
General and administrative	176,412	131,312
Professional fees	42,750	39,444
	405,234	383,056

Operating loss	(352,134)	(343,056)

Other expense:
Interest expense - related parties	(49,831)	(19,892)
Interest expense - unrelated parties	–	(16,262)
	(49,831)	(36,154)

Net loss before taxes	(401,965)	(379,210)

Income tax provision	–	–

Net loss	$(401,965)	$(379,210)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	45,920,000	44,818,205

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

Statements of stockholders’ equity (deficit)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2017	41,550,000	$41,550	$283,728	$(1,262,880)	$(937,602)

Assets acquired in exchange for stock	140,000	140	27,860		28,000

Assets sold for cancellation of stock	(160,000)	(160)	(18,640)		(18,800)

Stock issued for services	15,000	15	14,985		15,000

Conversion of debt to stock	4,375,000	4,375	520,625		525,000

Net loss for the year				(379,210)	(379,210)

Balances December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the year				(401,965)	(401,965)

Balances December 31, 2019	45,920,000	$45,920	$858,558	$(2,044,055)	$(1,169,577)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2019	Dec. 31, 2018
Cash Flows From Operating Activities:
Net loss	$(401,965)	$(379,210)

Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	63,743	51,467
Stock issued for services	–	15,000

Changes in Operating Assets and Liabilities
Increase in lease receivable	(1,000)	–
Decrease (Increase) in prepaid expenses	2,887	(6,641)
Increase in accounts payable - unrelated parties	56,900	47,875
Increase in accounts payable - related parties	46,946	45,403
Increase in accrued interest - unrelated parties	–	6,382
Increase in accrued interest - related parties	32,497	6,167
Increase in deferred revenue	–	16,000

Net cash used for operating activities	(199,992)	(197,557)

Cash Flows From Investing Activities:
Purchase of equipment	(190,000)	–

Cash Flows From Financing Activities:
Proceeds from line of credit to unrelated parties	–	75,000
Proceeds from line of credit to related party	843,340	523,945
Repayments on line of credit to related party	(443,670)	(348,000)
Repayments on notes payable - unrelated parties	–	(8,202)
Repayments on notes payable - related parties	(28,299)	(12,932)
Repayments on lease payable - related parties	(3,202)	(423)

Net cash provided by financing activities	368,169	229,388

Net Increase (Decrease) In Cash	(21,823)	31,831

Cash At The Beginning Of The Year	71,858	40,027

Cash At The End Of The Year	$50,035	$71,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired in exchange for stock	$–	$28,000
Conversion of related party debt to stock	$–	$525,000
Asset transferred for cancellation of shares	$–	$(18,800)
Asset acquired for debt	$–	$30,089

Cash paid during the year for:
Interest	$17,334	$23,605
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the financial statements.

TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, lease liabilities, useful lives of assets and related depreciation, and valuation of deferred tax assets methods applied.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2019 and 2018, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019 and 2018.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively, using the market and income approaches.

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

Impairment of Long-Lived Assets

In accordance with ASC Topics 350 “Goodwill and Other Intangibles” and 360, “Property, Plant, and Equipment” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.

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

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the years ended December 31, 2019 and 2018, the Company recognized no income from the rental of the trailers.

Subsequent to the adoption of amended accounting guidance for leasing transactions (the “new lease standard”), new leases are classified as sales-type leases, direct financing leases, or operating leases. Leases that commenced prior to the adoption of the new lease standard were not reassessed or restated pursuant to the practical expedients elected and will continue to be accounted for under previous lease accounting guidance.

When a contract includes lease and non-lease components, the Company allocates consideration under the contract to each component based on relative standalone selling price. Whenever the terms of the lease transfer control to the lessee, the contract is typically classified as a sales-type lease. As of December 31, 2019, the Company did not have any sales-type or direct financing leases under the new lease standard.

All other leases that do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Equipment under operating leases” within Property, plant, and equipment, net on the balance sheets. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as Cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

The Company provides lessees with the option to extend the lease or purchase the underlying asset at the end of the lease term, which is considered when evaluating lease classification. In general, the Company’s lease arrangements do not have variable payment terms and are non-cancelable.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder is considered a related party. Beginning with the quarter ended September 30, 2018, the operating lease income will be reported as related party income on the Condensed Statement of Operations. For the years ended December 31, 2019 and 2018, related party lease income was $48,000 and $24,000 respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. As of December 31, 2019, recognized operating lease income was $5,100.

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of December 31, 2019 and 2018, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

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

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25. The Company’s tax returns for tax years in 2016 through 2019 remain subject to potential examination by the taxing authorities.

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

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

There were no potentially dilutive shares outstanding as of December 31, 2019, and December 31, 2018, respectively.

Accounting for Leases

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). effective for fiscal year beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating, direct financing or sales type leases. The Company adopted the provisions of ASC 842 for the year ended December 31, 2019 which did not have a material effect on the financial statements. Prior to 2019, the Company had no leases which required retroactive application.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. See Note 6 for further discussion of line of credit terms and relationships.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2019.

The Company has a concentration of credit risk note with a related party and majority shareholder. See Note 6 for further discussion of these sources.

Concentration of revenue sources

The Company has a concentration of revenue sources with companies owned and operated by related parties.

Fair Value

The carrying amounts reported in the balance sheet for cash, receivables, prepaid expenses, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancelable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adoption of this amendment did not have a material impact on the Company’s Financial Statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of December 31, 2019, the Company has an accumulated deficit of $2,044,055, net cash outflow from operating activities of $199,992, and a net loss for the current year of $401,965. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Property and equipment, purchased	$448,000	$258,000
Property and equipment, leased	30,089	30,089
	478,089	288,089
Less: accumulated depreciation	(134,868)	(71,125)
Property and equipment, net	$343,221	$216,964

Depreciation expense for the years ended December 31, 2019 and 2018 was $63,743 and $51,467 respectively.

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

On November 12, 2019, the Company acquired for $190,000 a 2008 Freightliner truck and a 2007 Featherlite trailer for use in the business operations.

NOTE 5 – LOAN PAYABLE - Related Party

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. The Company recorded accrued interest on this loan of $145,632 as of December 31, 2019 and 2018, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 6 for details of the transactions.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with a maturity date of June 1, 2020, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of December 31, 2019, and 2018, the balance of the line of credit was $135,535 and $695, respectively. The Company recorded accrued interest of $13,044 and $9,820 on the line of credit at December 31, 2019 and 2018, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of December 31, 2019, and 2018. The Company owes accrued interest of $4,732 as of December 31, 2019 and 2018, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $450,000 bearing interest at 10%, maturing December 2023. As of December 31, 2019, and 2018, the balance due on the line was $490,000 and $225,000, respectively. The Company recorded accrued interest of $34,287 and $5,014 as of December 31, 2019 and 2018, respectively.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $115,567 and $143,866 as of December 31, 2019 and 2018, respectively.

Principal payments for the next five years will be as follows:

2020	$31,888
2021	35,932
2022	47,747
Total	$115,567

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of December 31, 2019, it is reasonably expected that the Company will exercise the purchase option. The value of the right of use asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The right of use asset is included in property and equipment as a leased asset.

The undiscounted cash flow principal payments for the next five years will be as follows:

2020	$5,078
2021	5,078
2022	5,078
2023	5,078
2024	5,078
Thereafter	7,156
Total	32,546
Less deferred interest	(6,082)
Less current portion	(3,422)
Long-term lease liability	$23,042

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTIES ACCOUNTS PAYABLE

Line of credit from related parties

The Company has two line of credit agreements with related parties. FinTekk AP, LLC is also the majority shareholder in the Company. DEVCAP Partners, LLC is owned by the same related party that owns Fintekk AP. See Note 6 for further disclosure.

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the years ended December 31, 2019 and 2018, the Company recorded consulting fee expense of $105,000 and $90,000 respectively. The amount due but unpaid is $246,985 and $229,865 at December 31, 2019 and 2018, respectively, and is included in accounts payable related parties on the balance sheet.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. For the years ended December 31, 2019 and 2018, the Company recorded consulting fee expense of $0 and $2,500, respectively. The amount due but unpaid was $32,500 at December 31, 2019 and 2018, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at December 31, 2019 and 2018, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. For the year ended December 31, 2019, the Company recorded consulting fee expense of $18,000. As of December 31, 2019, $1,500 is due and reflected in accounts payable – related parties on the balance sheet.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of December 31, 2019 and 2018, the amounts due to the shareholder was $28,750 and $0 and is reflected in accounts payable – related parties on the balance sheet.

Purchase of equipment from related parties

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

NOTE 10 – OPERATING LEASES

Operating Leases - Lessee

On December 22, 2018, the Company leased a vehicle from the majority shareholder. See further details of this lease in Note 7.

Operating Leases – Lessor

The Company entered into an agreement with a principal vendor for the lease of a Company vehicle. The lease is classified as a lessor operating lease. The term of the lease is 24 months, effective January 2019 and expiring December 2020. Depreciation expense for the vehicle subject to the lease is provided on the straight-line method over the useful life of the vehicle in accordance with the Company’s normal depreciation policy. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense related to the vehicle was $6,018 and $0 for the years ended December 31, 2019 and 2018.

Investments in operating leases are as follows at December 31:

	2019	2018
Machinery and equipment, at cost	$30,089	$30,089
Accumulated depreciation	(6,018)	(0)
Net investments in operating leases	$24,071	$30,089

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease payments to be received as of December 31, 2020:

Year Ending December 31	Amounts
2020	$5,100

NOTE 11 - INCOME TAXES

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Legislation passed in December 2017 changed the tax rate on corporate income for tax years beginning in 2018 to 21% at all levels of income. This rate is used to determine the deferred tax effect in future years. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2019 and 2018, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid.

At December 31, 2019 and 2018, the Company had net operating loss carryforwards of approximately $1,627,000 and $1,304,000, respectively, which approximately $1,300,000 begin to expire in 2033 and the remainder is carried forward indefinitely.

Deferred tax assets consisted of the following:

	2019	2018
Net operating loss carryforwards	$347,938	$273,900
Share based compensation	2,850	7,200
Accounts payable, related party	62,367	62,881
Other deferred tax items	14,949	4,166
Valuation allowance	(428,104)	(348,147)
Total deferred tax assets	$–	$–

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2019 and 2018 was $79,957 and $67,100, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2019 and 2018 is as follows:

	2019	2018
Expected tax at 21%	$(418,954)	$(348,147)
Change in valuation allowance	418,954	348,147
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019, and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company has not filed an income tax return since inception in the U.S. and California and therefore subject to examination by tax authorities for the years 2013 and forward The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 12—CONTINGENCIES AND COMMITMENTS

There are no commitments or contingencies related to the long-term liabilities that are not disclosed above.

NOTE 13 – SUBSEQUENT EVENTS

In February 1, 2020 we acquired and leased back a truck & trailer for a term of four (4) years back to Rick Ware Racing, LLC for $5,003 per month. The lessee is a related party to our CEO and the lease was executed at fair market terms. The lease term is for 48 months at a rate of $5,003 per month and has a purchase option at the end of the lease.

Management has concluded that the COVID-19 outbreak in 2020 may have a significant impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company but will review commercial and federal financing options should the need arise.

