Form 10-Q
period 2020-03-31
Teardroppers, Inc.
filed 2020-05-15
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 13, 2020.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2020	2019

ASSETS

Current assets
Cash	$40,901	$50,035
Lease payments receivable	5,240	1,000
Lease receivable – related party (current portion)	36,609	–
Prepaid expenses	500	3,754
Total current assets	83,250	54,789

Property and equipment:
Cost	288,089	478,089
Less accumulated depreciation	(142,689)	(134,868)
Property and equipment, net	145,400	343,221

Lease receivable – related party (net)	138,295	–

Total Assets	$366,945	$398,010

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$282,750	$244,762
Accounts payable - related parties	307,735	327,234
Customer deposits	14,500	14,500
Contract liability – related party	16,000	16,000
Related party lease payment received in advance	5,003	–
Current portion of long term debt – related party	32,854	31,888
Current portion of lease payable – related party	3,478	3,422
Lines of credit from related parties	732,933	625,365
Accrued interest payable - related parties	214,496	197,695
Total current liabilities	1,609,749	1,460,866

Long-term liabilities – related parties
Note payable – related party	75,095	83,679
Lease payable – related party	22,152	23,042
	97,247	106,721

Total Liabilities	1,706,996	1,567,587

Stockholders' Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 shares issued, respectively	0	0
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,214,529)	(2,044,055)
Total Stockholders' Deficit	(1,340,051)	(1,169,577)

Total Liabilities and Stockholders' Deficit	$366,945	$398,010

The accompanying notes are an integral part of the condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019

Revenues
Lease revenue – unrelated parties	$1,275	$1,275
Lease revenue – related parties	12,000	12,000
	13,275	13,275

Operating expenses:
Consulting - related party	27,000	27,000
Consulting - unrelated party	20,970	14,486
General and administrative	81,290	38,169
Professional fees	38,688	2,125
	167,948	81,780

Operating income (loss)	(154,673)	(68,505)

Other income (expense):
Interest income related parties	4,410	–
Interest expense - related parties	(20,211)	(10,300)
	(15,801)	(10,300)

Net Loss Before Taxes	(170,474)	(78,805)

Income Tax Provision	–	–

Net loss	$(170,474)	$(78,805)

Net loss per share (Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	45,920,000	45,920,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock
		Amount	Additional	Accumulated	Shareholders’
	Shares	($.001 Par)	Paid in Capital	Deficit	Deficit

Balance December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the period	–	–	–	(78,805)	(78,805)

Balance March 31, 2019	45,920,000	$45,920	$828,558	$(1,720,895)	$(846,417)

Balance December 31, 2019	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the period	–	–	–	(170,474)	(170,484)

Balance March 31, 2020	45,920,000	$45,920	$828,558	$(2,214,529)	$(1,340,051)

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(170,474)	$(78,805)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,321	14,404

Changes in Operating Assets and Liabilities
Increase in lease receivable	(4,240)	(850)
Increase (decrease) in prepaid expenses	3,254	3,602
Decrease in lease receivable – related party	5,596	–
Increase in accounts payable – unrelated party	37,988	13,425
Decrease in accounts payable – related party	(19,499)	(27,313)
Increase in accrued interest-related parties	16,801	5,630
Increase in advance lease payments	5,003	–

Net cash used in operating activities	(108,250)	(69,907)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit related party	233,717	55,850
Repayments on line of credit to related party	(126,149)	–
Repayments on notes payable – unrelated party	–	(7,542)
Repayments on notes payable – related party	(8,452)	–

Net cash provided by financing activities	99,116	48,308

Net Increase (Decrease) In Cash	(9,134)	(21,599)

Cash At The Beginning Of The Period	50,035	71,858

Cash At The End Of The Period	40,901	50,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Asset transferred in a direct financing lease	$180,500	$–

Cash paid during the year for:
Interest	$3,410	$4,670
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the SEC.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2020 and December 31, 2019.

The Company had no assets or liabilities measured at fair value on a recurring basis for as of March 31, 2020 and December 31, 2019, respectively, using the market and income approaches.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three months ended March 31, 2020 and 2019 the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to a related party. As of March 31, 2020, and 2019, recognized related party lease income was $12,000 and $12,000, respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. The lease is classified as an operating lease. The term of the lease is 24 months at $425 per month. The vehicle being leased is reported on the balance sheet in property and equipment at a cost of $30,089. Lease income is reported each month as the payments are due. As of March 31, 2020, recognized lease income was $1,275 on the Statement of Operations. The payments received are reported as an operating activity on the Statement of Cash Flows.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of revenue. See Note 5 for details.

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

There were no potentially dilutive shares outstanding as of March 31, 2020 and 2019, respectively.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of March 31, 2020, the Company has an accumulated deficit of $2,214,529 and has a net cash outflow from operating activities of $108,250. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Property and equipment, gross	$288,089	$478,089
Less: accumulated depreciation	(142,689)	(134,868)
Property and equipment, net	$145,400	$343,221

Depreciation expense for the three months ended March 31, 2020 and 2019 was $17,321 and $14,404 respectively.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. See Note 5 for details.

NOTE 5 – LEASE RECEIVABLE – RELATED PARTY

On November 12, 2019, the company purchased a truck and trailer from a related party for $190,000. On February 1, 2020, the Company leased the asset back to the same related party. The term of the lease is for 48 months with payments of $5,003 per month. At the end of the lease, the related party the right to purchase the asset for $22,800. The lease is classified as a direct financing lease under ASC 842. The present value of the lease payments, excluding the end of lease provisions, discounted at an interest rate of 10%, is $197,442, with an estimated residual value of approximately $15,000. The Company is using the net book value of $180,500 of the asset as the initial value of the lease in accordance with ASC 842-30-55-17A.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2020	$45,027
2021	60,036
2022	60,036
2023	60,036
2024	5,003
Total lease payments receivable	230,138
Less deferred interest	(55,234)
Net investment in direct financing leases	174,904
Less current portion	(36,609)
Long-term lease receivable	$138,295

Income from the lease is reflected on the statement of operations as interest income – related parties. For the three months ended March 31, 2020 interest income of $4,410 was reported.

NOTE 6 – LOAN PAYABLE

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. As of March 31, 2020, and December 31, 2019, the loan amount was $0. The Company recorded accrued interest on this loan of $145,632 as of March 31, 2020 and December 31, 2019, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability included in accrued interest payable – related parties on the balance sheet. Effective April 1, 2018, the line of credit is considered related party debt. See Note 7 for details of the transactions.

NOTE 7 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company, for an amount up to $450,000 with a maturity date of June 1, 2018, bearing interest of 10% per annum. DEVCAP Partners, LLC is a related party to the Company as it is the majority shareholder of the Company. As of March 31, 2020, and December 31, 2019, the balance of the line of credit was $135,365 and $695, respectively. The Company recorded accrued interest of $13,044 and $9,820 on the line of credit at March 31, 2020 and December 31, 2019, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of March 31, 2020, and December 31, 2019 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at March 31, 2020 and December 31, 2019.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $650,000 bearing interest at 10%, maturing December 2023. The line of credit was increased to $625,000 per an agreement by the parties. At March 31, 2020, and December 31, 2019, the balance due on the line was $624,991 and $490,000 respectively. The Company recorded accrued interest of $48,624 and $34,287 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 8 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $107,949 and $115,567 as of March 31, 2020 and December 31, 2019, respectively. Accrued interest was $340 at March 31, 2020 and December 31, 2019.

Future principal payments will be as follows:

2020	$24,270
2021	35,932
2022	47,747
Total	$107,949

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of March 31, 2020, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at March 31, 2020 and December 31, 2019 was $25,630 and $26,463, respectively.

Future lease payments will be as follows:

2020 (remainder of year)	$3,809
2021	5,078
2022	5,078
2023	5,078
2024	5,078
Thereafter	7,155
Total payments	31,276
Less deferred interest	(5,646)
Total	$25,630

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded consulting fee expense to DEVCAP of $22,500. The amount due but unpaid is $224,485 and $246,985 at March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable related parties on the balance sheet.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month in fees for services related to his duties as Chief Executive Officer. For the three months ended March 31, 2020 and 2019 the Company recorded consulting fee expense of $4,500. The amount due but unpaid is $4,500 and $1,500 at March 31, 2020 and December 31, 2019, respectively is included in accounts payable related parties on the balance sheet.

NOTE 10 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase its authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

NOTE 11 – SUBSEQUENT EVENTS

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

The Company had $13,275 in revenue during the three months ended March 31, 2020 compared to $13,275 in revenue during the three months ended March 31, 2019.

Operating Expenses

For the three months ended March 31, 2020 operating expenses were $167,948 compared to $81,780 for the same period in 2019 for an increase of $86,168. The increase was due primarily to additional audit, accounting and legal fees for the 2019 annual report and March 2020 interim report billed in March 2020..The Company also incurred additional administrative costs of related to market branding and design concepts being explored by management.

Interest and Financing Costs

Interest expense was $20,211 for the three months ended March 31, 2020 compared to $10,300 for the three months ended March 31, 2019. The increase in interest expenses was due to an increase in the amount of indebtedness of the company.

Net Income (Loss)

The Company incurred losses of $170,474 for the three months ended March 31, 2020 compared to $78,805 during the three months ended March 31, 2019. The increased loss was due primarily to the additional audit, accounting and legal fees as well as additional administrative cost as discussed above.

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

The Company had $40,901 in cash at March 31, 2020 with availability on our related party lines of credit with DEVCAP Partners, LLC, General Pacific Partners, LLC, and Gemini Southern, LLC of $792.055. As at March 31, 2020 we had a working capital deficit of $1,526,499.

Operating activities

During the three months ended March 31, 2020, we had cash used in operating activities of $108,250 as compared to $69,907 during the three months ended March 31, 2019, an increase in cash outflows of $38,343. The increase between the periods was largely due to higher payments for consulting fees and audit fees in the three months ended March 31, 2020.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2020 and the same for the period in 2019.

Financing activities

During the three months ended March 31, 2020, we generated $99,116 from financing activities compared to $48,308 for the same period ended March 31, 2019. The increase was primarily due to an increase in the amount received from a related party line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company issued no shares of common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2020, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

During the three months ended March 31, 2020, the Company reported no other information.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

Date: May 15, 2020

