Form 10-Q
period 2020-06-30
Teardroppers, Inc.
filed 2020-08-14
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 14, 2020.

THE TEARDROPPERS, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)

Current assets
Cash	$59,422	$50,035
Lease payments receivable – related parties	740	1,000
Lease receivable – related party (current portion)	37,978	–
Prepaid expenses	1,000	3,754
Total current assets	99,140	54,789

Property & Equipment:
Equipment	288,089	478,089
Less accumulated depreciation	(156,843)	(134,868)
Property & Equipment, net	131,246	343,221

Lease receivable – related party (net)	128,272	–

Total Assets	$358,658	$398,010

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$286,975	$244,762
Accounts payable - related parties	328,735	327,234
Customer deposits	14,500	14,500
Contract liability – related party	16,000	16,000
Related party lease payment received in advance	10,006	–
Current portion of notes payable– related party	33,850	31,888
Current portion of lease payable - related party	3,538	3,422
Line of credit from related party	773,605	625,365
Accrued interest payable -related parties	232,365	197,695
Total current liabilities	1,699,574	1,460,866

Long term liabilities – related parties
Notes payable – less current portion	66,249	83,679
Lease payable – less current portion	21,244	23,042
	87,493	106,721

Total Liabilities	1,787,067	1,567,587

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively	0	0
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,302,887)	(2,044,055)
Total Stockholders' Deficit	(1,428,409)	(1,169,577)

Total Liabilities and Stockholders' Deficit	$358,658	$398,010

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenues
Lease revenue – unrelated parties	$1,275	$1,275	$2,550	$2,550
Lease revenue – related parties	12,000	12,000	24,000	24,000
Consulting fees – related party	6,000	–	6,000	–
Total revenue	19,275	13,275	32,550	26,550

Operating expenses:
Consulting from related parties	33,000	42,000	60,000	69,000
Consulting fees - unrelated parties	9,970	26,471	30,940	52,957
General and administrative	38,341	25,117	119,631	51,286
Professional fees	11,225	27,400	49,913	29,525
	92,536	120,988	260,484	202,768

Operating loss	(73,261)	(107,713)	(227,934)	(176,218)

Other income (expense):
Interest expense - related parties	(21,451)	(10,996)	(41,663)	(21,296)
Interest income - related parties	6,354	–	10,765	–
	(15,097)	(10,996)	(30,898)	(21,296)

Net Loss Before Taxes	(88,358)	(118,709)	(258,832)	(197,514)

Income Tax Provision	–	–	–	–

Net loss	$(88,358)	$(118,709)	$(258,832)	$(197,514)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	45,920,000	45,920,000	45,920,000	45,920,000

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional
		Amount	Paid in	Accumulated	Stockholders’
	Shares	($.001 Par)	Capital	Deficit	Deficit

Balance December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the period	–	–	–	(78,805)	(78,805)

Balances March 31, 2019	45,920,000	$45,920	$828,558	$(1,720,895)	$(846,417)

Net loss for the period	–	–	–	(118,709)	(118,709)

Balance June 30, 2019	45,920,000	$45,920	$828,558	$(1,839,604)	$(965,126)

Balance December 31, 2019	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the period	–	–	–	(170,474)	(170,474)

Balances March 31, 2020	45,920,000	$45,920	$828,558	$(2,214,529)	$(1,340,051)

Net loss for the period	–	–	–	(88,358)	(88,358)

Balance June 30, 2020	45,920,000	$45,920	$828,558	$(2,302,887)	$(1,428,409)

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(258,832)	$(197,514)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31,475	28,809

Changes in Operating Assets and Liabilities
Increase (decrease) in lease receivable	260	(425)
Decrease in prepaid expenses	2,754	2,483
Decrease in lease receivable – related party	14,250	–
Increase in accounts payable - unrelated parties	42,213	37,425
Increase (Decrease) in accounts payable – related parties	1,501	(24,303)
Increase in accrued interest – related parties	34,670	12,176
Increase in advance lease payments	10,006	–

Net cash used in operating activities	(121,703)	(141,349)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Principal payments on notes payable – related party	(15,468)	(13,727)
Principal payments on lease payable - related party	(1,682)	(1,575)
Proceeds from line of credit related party	330,720	269,800
Repayments on line of credit related party	(182,480)	(124,650)

Net cash provided by financing activities	131,090	129,848

Net Increase (Decrease) In Cash	9,387	(11,501)

Cash At The Beginning Of The Period	50,035	71,858

Cash At The End Of The Period	$59,422	$60,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Assets transferred in direct financing lease	$180,500	$–

Cash paid during the period for:
Interest	$6,993	$8,821
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the condensed unaudited financial statements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the SEC.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and contract liability approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2020 and December 31, 2019.

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively, using the market and income approaches.

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

The primary source of revenues are from the rental of advertising space on custom designed Teardrop Trailers, lease revenue and consulting fees. Revenue from advertising space and leases is recognized over time as the performance obligations are met and consulting fees is recognized at a point in time when the performance obligation is met. For the three and six months ended June 30, 2020 and 2019, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder will be considered a related party. For the three and six months ended June 30, 2020 and 2019, related party lease income was $12,000 and $24,000, respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the three and six months ended June 30, 2020 and 2019, the Company recognized lease income was $1,275 and $2,550, respectively.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the six months ended June 30, 2020, the Company recognized interest revenue of $6,354. See Note 5 for details.

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

There were no potentially dilutive shares outstanding for the three and six month periods ended June 30, 2020 and 2019, respectively.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and applicable to the Company. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued and not implemented that might have a material impact on its financial position or results of operations.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of June 30, 2020, the Company has an accumulated deficit of $2,302,887 and negative working capital of $1,600,434. For the six months ended June 30, 2020, the Company had a net loss of $258,832 and a net cash outflow from operating activities of $121,703. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Property and equipment, purchased	$258,000	$448,000
Property and equipment, leased	30,089	30,089
	288,089	478,089
Less: accumulated depreciation	(156,843)	(134,868)
Property and equipment, net	$131,246	$343,221

Depreciation expense for the three and six months ended June 30, 2020 and 2019 were $14,154 and $14,405, respectively and $31,475 and $28,809, respectively.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. See Note 5 for details.

NOTE 5. LEASE RECEIVABLE – RELATED PARTY

On November 12, 2019, the company purchased a truck and trailer from a related party for $190,000. On February 1, 2020, the Company leased the asset back to the same related party. The term of the lease is for 48 months with payments of $5,003 per month. At the end of the lease, the related party the right to purchase the asset for $22,800. The lease is classified as a financing lease under ASC 842. The present value of the lease payments, excluding the end of lease provisions, discounted at an interest rate of 10%, is $197,442. The Company is using the net book value of $180,500 of the asset as the initial value of the lease in accordance with ASC 842-30-55-17A.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2020 (remainder of year)	$30,018
2021	60,036
2022	60,036
2023	60,036
2024	5,003
Total	215,129
Less deferred interest	(48,879)
Less current portion	(37,978)
Long-term lease receivable	$128,272

Income from the lease is reflected on the condensed statement of operations as interest income – related parties. For the three and six months ended June 30, 2020 interest income of $6,354 and $10,765 was reported.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. The Company recorded accrued interest on this loan of $145,632 as of June 30, 2020 and December 31, 2019, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 7 for details of the transactions.

NOTE 7 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with a maturity date of June 1, 2020, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of June 30, 2020, and December 31, 2019, the balance of the line of credit was $163,625 and $135,365, respectively. The Company recorded accrued interest of $17,682 and $13,044 on the line of credit at June 30, 2020 and December 31, 2019, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California, limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum and matures on August 13, 2020. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of June 30, 2020, and December 31, 2019 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at June 30, 2020 and December 31, 2019, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $650,000 bearing interest at 10%, maturing December 2023. At June 30, 2020, and December 31, 2019, the balance due on the line was $609,980 and $450,000, respectively. The Company recorded accrued interest of $64,058 and $34,287 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 8 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $100,099 and $115,567 as of June 30, 2020 and December 31, 2019, respectively. Accrued interest was $261 and $0 at June 30, 2020 and December 31, 2019.

Future principal payments will be as follows:

2020 (remainder of year)	$16,420
2021	35,932
2022	47,747
Total	$100,099

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of June 30, 2020, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at June 30, 2020 and December 31, 2019 was $24,782 and $26,464, respectively.

Future lease payments will be as follows:

2020 (remainder of year)	$2,539
2021	5,078
2022	5,078
2023	5,078
2024	5,078
Thereafter	7,155
Total payments	30,006
Less deferred interest	(5,224)
Total liability	$24,782
Less current portion	(3,538)
Long-term lease liability	$21,244

There are no commitments or contingencies related to the long-term liabilities that are not disclosed above.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three and six months ended June 30, 2020 and 2019, the Company recorded consulting fee expense of $22,500 and $45,000, respectively. The amount due but unpaid is $246,985 at June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable related parties on the condensed balance sheet.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective May 1, 2020, the consulting fee was increased to $4,500 per month. For the three and six months ended June 30, 2020, the Company recorded consulting fee expense of $10,500 and $15,000, respectively. For the three and six months ended June 30, 2019, the Company recorded consulting fee expense of $4,500 and $9,000, respectively. At June 30, 2020 and December 31, 2019, the amount due but unpaid was $3,000 and $1,500, respectively and reflected in accounts payable – related parties on the condensed balance sheet.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at June 30, 2020 and December 31, 2019, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at June 30, 2020 and December 31, 2019, respectively, and was included on the balance sheet as accounts payable - related parties.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of June 30, 2020, and December 31, 2019, the amount due to the shareholder was $28,750 and is reflected in accounts payable – related parties on the balance sheet.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

The Company had $19,275 in revenue during the three months ended June 30, 2020 compared to $13,275 in revenue during the three months ended June 30, 2019. This increase is the result of consulting fees received from related parties.

Operating Expenses

For the three months ended June 30, 2020 operating expenses were $92,536 compared to $120,988 for the same period in 2019 for a decrease of $28,452 . The decrease was primarily a result of the decrease in consulting fees to unrelated parties to $9,970 from $26,471 and a decrease in professional fees to $11,225 from $27,400 for the same period in 2019.

Interest and Financing Costs

Interest expense was $15,097 for the three months ended June 30, 2020 compared to $10,996 for the three months ended June 30, 2019. The increase was due to a increase in the indebtedness of the company.

Net Loss

The Company incurred losses of $88,358 for the three months ended June 30, 2020 compared to $118,709 during the three months ended June 30, 2019 due to the factors discussed herein above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

The Company had $32,550 in revenue during the six months ended June 30, 2020 compared to $26,550 in revenue during the six months ended June 30, 2019. This increase is the result of consulting fees from related party.

Operating Expenses

For the six months ended June 30, 2020 operating expenses were $260,484 compared to $202,768 for the same period in 2019 for an increase of $57,716 . The increase was primarily a result of the increase in general and administrative fees to $119,631 from $51,286 , and an increase in professional fees to $49,913 from $29,525 for the same period in 2019.

Interest and Financing Costs

Interest expense was $30,898 for the six months ended June 30, 2020 compared to $21,296 for the six months ended June 30, 2019. The increase was nominal over the period.

Net Loss

The Company incurred losses of $258,832 for the six months ended June 30, 2020 compared to $197,514 during the six months ended June 30, 2019 due to the factors discussed herein above.

Operating activities

During the six months ended June 30, 2020, we had ($121,703) used for operating activities compared to ($141,349) during the six months ended June 30, 2019, an increase in cash outflows of $19,646. The increase in operating activities was due to an increase to consulting fees to related parties.

Investing activities

We neither generated nor used cash flow in investing activities during the six months ended June 30, 2020 and June 30,2019.

Financing activities

During the six months ended June 30, 2020, we generated $131,090 from financing activities compared to $129,848 for the same period ended June 30, 2019. The increase was primarily due to proceeds received from a related party line of credit.

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

The Company had $59,422 in cash at June 30, 2020 with availability on our related party lines of credit with FinTekk AP, LLC and General Pacific Partners of $773,605. At June 30, 2020 we had a working capital deficit of $1,600,434.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2020, the Company had no unregistered sales of equity securities.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2020, the Company had no senior securities issued and outstanding.

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

August 14, 2020

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer)

