Form 10-Q
period 2020-09-30
Teardroppers, Inc.
filed 2020-11-20
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 18, 2020.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

The Teardroppers, Inc.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash	$64,733	$50,035
Lease Payments Receivable – related parties	5,240	1,000
Lease receivable – related party (current portion)	44,782	–
Prepaid expenses	500	3,754
Total current assets	115,255	54,789

Property and equipment:
Cost	288,089	478,089
Less accumulated depreciation	(170,998)	(134,868)
Property and equipment, net	117,091	343,221

Lease receivable – related party (net)	181,064	–

Total Assets	$413,410	$398,010

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$310,681	$244,762
Accounts payable - related parties	314,234	327,234
Customer deposits	14,500	14,500
Contract liability – related party	16,000	16,000
Current portion of notes payable	4,270	–
Current portion of notes payable – related party	34,875	31,888
Current portion of lease payable – related party	3,596	3,422
Line of credit from related party	836,933	625,365
Accrued interest payable-related parties	252,223	197,695
Total current liabilities	1,787,312	1,460,866

Long-term liabilities
Note payable	64,393	–
Note payable – related party	57,137	83,679
Lease Payable – related party	20,323	23,042
	141,853	106,721

Total Liabilities	1,929,165	1,567,587

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 shares issued shares and outstanding, respectively	–	–
Common stock, par value $0.001, 200,000,000 shares authorized issued 45,920,000 shares issued and outstanding	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,390,233)	(2,044,055)
Total Stockholders' Deficit	(1,515,755)	(1,169,577)

Total Liabilities and Stockholders' Deficit	$413,410	$398,010

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenues
Lease revenue – unrelated parties	$1,275	$1,275	$3,825	$3,825
Lease revenue – related parties	12,000	12,000	36,000	36,000
Consulting fees – related party	6,000	–	12,000	–
Total revenue	19,275	13,275	51,825	39,825

Operating expenses:
Consulting from related parties	44,300	27,000	104,300	96,000
Consulting fees – unrelated parties	5,000	15,765	35,940	68,722
General and administrative	38,464	25,008	158,094	76,294
Professional fees	1,700	11,625	51,613	41,150
	89,464	79,398	349,947	282,166

Operating loss	(70,189)	(66,123)	(298,122)	(242,341)

Other income (expense):
Interest income – related parties	6,606	–	17,370	–
Interest expense - related parties	(23,188)	(12,519)	(64,851)	(33,815)
Interest expense - unrelated parties	(575)	–	(575)	–
	(17,157)	(12,519)	(48,056)	(33,815)

Net loss before taxes	(87,346)	(78,642)	(346,178)	(276,156)

Income Tax Provision	–	–	–	–

Net loss	$(87,346)	$(78,642)	$(346,178)	$(276,156)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	45,920,000	45,920,000	45,920,000	45,920,000

* denotes a loss of less than $(.01) per share.

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock
		Amount	Additional	Accumulated	Shareholders'
	Shares	($.0001 Par)	Paid in Capital	Deficit	Deficit

Balance December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the period	–	–	–	(78,805)	(78,805)

Balances March 31, 2019	45,920,000	45,920	828,558	(1,720,895)	(846,417)

Net loss for the period	–	–	–	(118,709)	(118,709)

Balance June 30, 2019	45,920,000	45,920	828,558	(1,839,604)	(965,126)

Net loss for the period	–	–	–	(78,642)	(78,642)
	–
Balance September 30, 2019	45,920,000	$45,920	$828,558	$(1,918,246)	$(1,043,768)

Balance December 31, 2019	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the period	–	–	–	(170,474)	(170,474)

Balances March 31, 2020	45,920,000	45,920	828,558	(2,214,529)	(1,340,051)

Net loss for the period	–	–	–	(88,358)	(88,358)

Balance June 30, 2020	45,920,000	45,920	828,558	(2,302,887)	(1,428,409)

Net loss for the period	–	–	–	(87,346)	(87,346)

Balance September 30, 2020	45,920,000	$45,920	$828,558	$(2,390,233)	$(1,515,755)

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2020	2019

Cash Flows From Operating Activities:
Net income (loss)	$(346,178)	$(276,156)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	45,630	43,213

Changes in Operating Assets and Liabilities
Decrease in lease payments receivable	(4,240)	(425)
Decrease in prepaid expenses	3,254	2,436
Decrease in lease receivable – related party	23,654	–
Increase in accounts payable	55,913	26,800
Decrease in accounts payable – related parties	(13,000)	24,447
Increase in accrued interest - related parties	54,528	20,471
Increase in advance lease payments	10,006	–

Net cash used in operating activities	(170,433)	(159,214)

Cash Flows From Investing Activities:
Purchase of vehicle	(69,000)	–
Net cash used in investing activities	(69,000)	–

Cash Flows From Financing Activities:
Principal payments on lease payable – related parties	(2,545)	(2,382)
Proceeds from note payable	69,000	–
Principal payments on note payable – unrelated parties	(337)	(20,904)
Principal payments on note payable – related parties	(23,555)	–
Proceeds from line of credit to related party	608,720	371,890
Repayments on line of credit to related party	(397,152)	(225,180)

Net cash provided by financing activities	254,131	123,424

Net Increase (Decrease) In Cash	14,698	(35,790)

Cash At The Beginning Of The Period	50,035	71,858

Cash At The End Of The Period	$64,733	$36,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets transferred in direct financing lease	$249,500	$–

Cash paid during the period for:
Interest	$10,898	$13,344
Franchise and income tax	$–	$–

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2020

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the SEC on April 12, 2020.

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

For the Three and Nine Months Ended September 30, 2020

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and contract liability approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2020 and December 31, 2019.

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively, using the market and income approaches.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Leased right of use assets are recorded at the present value of the lease payments. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, five (5) years for automobile, and seven (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

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

The primary source of revenue is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three and nine months ended September 30, 2020 and 2019 the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder will be considered a related party. Beginning with the quarter ended September 30, 2018, the lease income will be reported as related party income on the Statement of Operations. For the three and nine months ended September 30, 2020, related party lease income was $12,000 and $36,000 respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the three and nine months ended September 30, 2020, recognized lease income of $1,275 and $3,825, respectively.

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

For the Three and Nine Months Ended September 30, 2020

The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity. Potentially dilutive securities are excluded from the computation if their effect is in anti-dilutive.

There were no potentially dilutive shares outstanding as of September 30, 2020 and 2019, respectively.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of September 30, 2020, the Company has an accumulated deficit of $2,390,233 and has a net cash outflow from operating activities of $170,433. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Property and equipment, purchased	$258,000	$448,000
Property and equipment, leased	30,089	30,089
	288,089	478,089
Less: accumulated depreciation	(170,998)	(134,868)
Property and equipment, net	$117,091	$343,221

Depreciation expense for the three and nine months ended September 30, 2020 and 2019 were $14,155 and $14,404, respectively and $45,630 and $43,213, respectively.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the balance sheet as lease receivable – related party. See Note 5 for details.

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2020

NOTE 5. LEASE RECEIVABLE – RELATED PARTY

On November 12, 2019, the company purchased a truck and trailer from a related party for $190,000. On February 1, 2020, the Company leased the asset back to the same related party. The term of the lease is for 48 months with payments of $5,003 per month. At the end of the lease, the related party has the right to purchase the asset for $22,800. The lease is classified as a financing lease under ASC 842. The present value of the lease payments, excluding the end of lease provisions, discounted at an interest rate of 10%, is $197,442. The Company is using the net book value of $180,500 of the asset as the initial value of the lease in accordance with ASC 842-30-55-17A.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2020 (remainder of year)	$15,009
2021	60,036
2022	60,036
2023	60,036
2024	5,003
Total	200,120
Less deferred interest	(42,849)
Less current portion	(39,397)
Long-term lease receivable	$117,874

Income from the lease is reflected on the statement of operations as interest income – related parties. For the three and nine months ended September 30, 2020 interest income of $6,031 and $17,370 was reported, respectively.

On August 1, 2020, the company purchased a vehicle for $69,000 from a related party and leased it to the same related party. The term of the lease is for 60 months with payments of $1,000 per month. At the end of the lease, the related party has the right to purchase the vehicle for $37,000. The lease is classified as a financing lease under ASC 842. The present value of the lease payments, excluding the end of lease provisions, discounted at an interest rate of 10%, is $47,065. The Company is using the net book value of $69,000 of the asset as the initial value of the lease in accordance with ASC 842-30-55-17A.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2020 (remainder of year)	$3,000
2021	12,000
2022	12,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	96,000
Less deferred interest	(27,425)
Less current portion	(5,385)
Long-term lease receivable	$63,190

Income from the lease is reflected on the condensed statement of operations as interest income – related parties. For the three and nine months ended September, 2020 interest income of $575 and $0 was reported, respectively.

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2020

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with a maturity date of June 1, 2020, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of September 30, 2020, and December 31, 2019, the balance of the line of credit was $251,295 and $135,365, respectively. The Company recorded accrued interest of $22,473 and $13,044 on the line of credit at September 30, 2020 and December 31, 2019, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum and matures on August 13, 2020. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of September 30, 2020, and December 31, 2019 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at September 30, 2020 and December 31, 2019, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $650,000 bearing interest at 10%, maturing December 2019. At September 30, 2020, and December 31, 2019, the balance due on the line was $585,638 and $490,000, respectively. The Company recorded accrued interest of $79,206 and $34,287 as of September 30, 2020 and December 31, 2019, respectively. The Company owed accrued interest to Gemini Southern, LLC at the time of the debt conversion of $145,632. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability on the balance sheet.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $92,012 and $115,567 as of September 30, 2020 and December 31, 2019, respectively. Accrued interest was $181 and $0 at September 30, 2020 and December 31, 2019.

Future principal payments will be as follows:

2020	$8,333
2021	35,932
2022	47,747
Total	$92,012

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2020

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of September 30, 2020, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at September 30, 2020 and December 31, 2019 was $23,919 and $26,464, respectively.

Future lease payments will be as follows:

2020	$1,028
2021	5,078
2022	5,078
2023	5,078
2024	5,078
Thereafter	7,155
Total payments	28,736
Less deferred interest	(4,817)
Total liability	23,919
Less current portion	(3,596)
Long-term lease liability	$20,323

There are no commitments or contingencies related to the long-term liabilities that are not disclosed above.

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the nine months ended September 30, 2020 and 2019, the Company recorded consulting fee expense of $67,500. The amount due but unpaid is $231,985 and $246,985 at September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable related parties on the balance sheet.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at September 30, 2020 and December 31, 2019, respectively, and was included on the balance sheet as accounts payable - related parties.

The Teardroppers, Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2020

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at September 30, 2020 and December 31, 2019, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. For the nine months ended September 30, 2020 the Company recorded consulting fee expense of $13,500. As of September 30, 2020, $3,000 is due and reflected in accounts payable – related parties on the balance sheet.

On July 25, 2020 the Company acquired a 2020 Porsche Macan S vehicle for $69,000 from a related party Funding for the vehicle was obtained by drawing $69,000 funds from its related party line of credit with FinTekk AP, LLC. The company leased the vehicle back to FinTekk AP for a period of 60 months at $1,000 with a lease ending balloon payment of $37,000. See Note 5 for details.

NOTE 9 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation April 11, 2016 to increase its authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

The Company had $19,275 in revenue during the three months ended September 30, 2020 compared to $13,275 in revenue during the three months ended September 30, 2019.

Operating Expenses

For the three months ended September 30, 2020 operating expenses were $89,464 compared to $79,398 for the same period in 2019 for an increase of $10,066. The increase was primarily a result an increase in consulting fees from $27,300 to $44,300 and an increase in general and administrative expenses from $25,008 to $38,464 offset by a decrease in consulting fees to unrelated parties from $15,765 to $5,000 and a decrease in professional fees from $11,625 to $1,700.

Other Income (Expense)

Interest expense was $23,188 for the three months ended September 30, 2020 compared to $12,519 for the three months ended September 30, 2019. The interest expense increased due to an increase in the indebtedness of the Company.

Net Loss

The Company incurred losses of $87,346 for the three months ended September 30, 2020 compared to $78,642 during the three months ended September 30, 2019 due to the factors discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

The Company had $51,825 in revenue during the nine months ended September 30, 2020 compared to $39,825 in revenue during the nine months ended September 30, 2019.

Operating Expenses

For the nine months ended September 30, 2020 operating expenses were $349,947 compared to $282,166 for the same period in 2019 for an increase of $67,781. The increase was primarily a result of the increase in general and administrative fees from $76,294 to $158,094.

Interest and Financing Costs

Interest expense was $65,426 for the nine months ended September 30, 2020 compared to $33,815 for the nine months ended September 30, 2019. The interest expense increased for the period due to an increase in the indebtedness for the company.

Net Loss

The Company incurred losses of $346,178 for the nine months ended September 30, 2020 compared to $276,156 during the nine months ended September 30, 2019 due to the factors discussed above.

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

The Company had $64,733 in cash at September 30, 2020 with availability on our related party lines of credit with DEVCAP Partners, LLC of $198,705, General Pacific Partners, LLC of $450,000, and Gemini Southern, LLC of $64,362. As of September 30, 2020 we had a working capital deficit of $1,672,057.

Operating activities

During the nine months ended September 30, 2020, we had $170,433 cash used in operating activities compared to $159,214 during the nine months ended September 30, 2019, an increase in cash outflows of $11,219. The change was primarily due to an increase in accounts payable of $29,113, an increase in accrued interest of $34,057 and an increase in prepaid expenses of $818.

Investing activities

We used $69,000 cash for investing activities during the nine months ended September 30, 2020 and $0 in 2019.

Financing activities

During the nine months ended September 30, 2020, we generated $254,131 from financing activities compared to $123,424 for the same period ended September 30, 2019. The increase was primarily due to increased borrowing from unrlelated parties of $69,000 and net amounts borrowed from related parties of $61,707.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2020, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management plans to address these deficiencies by undertaking various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

No changes in our internal control over financial reporting occurred during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2020, the Company had no senior securities issued and outstanding.

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

November 19, 2020

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer

