Form 10-K
period 2020-12-31
Teardroppers, Inc.
filed 2021-04-14
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TTRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of June 30, 2020.

On April 14, 2021, we had 45,920,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2020

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

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Kevin P. O’Connell. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC, which owns approximately seventy-eight (70%) of our outstanding shares of common stock. On February 26, 2019, DEVCAP Partners, LLC, which is also controlled by Kevin O’Connell, had transferred all of the Company shares owned by DEVCAP Partners, LLC to FinTekk AP, LLC. We have incurred losses of $2,496,953 from inception through December 31, 2020. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP. The Company’s liability to DEVCAP has been assigned to FinTekk.. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. At December 31, 2020, we had outstanding $226,385 on the Line of Credit.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $400,000 or approximately $33,333 per month, consisting of: $10,000 for officers’ salaries, $5,000 for executive marketing assistants, $1,500 for additional office space, $1,500 for telecom and communications, $12,667 for marketing efforts, $3,000 for legal and accounting costs.

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

The Mobile Billboard Advertising Service

We are currently engaged in the business of mobile outdoor billboard advertising, by offering to provide advertising space on custom designed and manufactured “Teardrop Trailers” and standard cargo trailers purchased from independent trailer manufacturers of various sizes. Teardrop Trailers are usually designed for short-period accommodations for vacationers and travelers. Our cargo trailers are standard vehicle hauling “box” trailers having straight aluminum sided walls and wood floors and are 26 feet long and 8 feet wide. Our trailers are designed to be towed behind small economy sized vehicles and pickup trucks. A Teardrop Trailer, also known as a “Teardrop Camper Trailer”, is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. We intend to order a current Teardrop Trailer for use in our inventory. . Should we determine to order additional Teardrop Trailers, we intend to order them from independent “Kit” suppliers. Kits are available from several suppliers and are made up of all of the pre-cut, ready to assemble, components of a Teardrop Trailer, except for the chassis. Cargo trailers are available from many independent manufacturers. Our initial order of a Teardrop Trailer was delivered to us on February 15, 2015. The Teardrop Trailer we received was assembled on a trailer chassis that we had obtained from an independent trailer chassis manufacturer. Our Teardrop Trailer has an outer skin of uncoated aluminum and is 6 feet in width, 10 feet in length and 5 feet in height. Wheels and tires are outside the body and are covered by fenders. Our Teardrop Trailer weighs less than 1000 pounds, so most vehicles, can tow one and have little effect on the vehicle's fuel consumption. We have previously paid $5,000 for the manufacture and assembly of our Teardrop Trailer.

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

Effect of COVID-19 Pandemic on business operations

The COVID-19 Pandemic may be currently impacting our business plans, as the desirability of marketing to the general public using mobile advertising has been lessened by the reduction in automobile and truck traffic, as well as the reduction in pedestrian traffic. Our trailer leasing business has not been affected by the COVID-19 Pandemic as all such activities have been conducted by us using remote work strategies. The Company cannot accurately predict the longer term impact of the COVID-19 Pandemic on its business.

Financing the Business

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit -related party is subject to the approval of Mr. O’Connell. As of December 31, 2020, the balance owed on the Line of Credit was $226,385.

On February 24, 2014, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is owned by Kevin O’Connell, the owner and managing member of DEVCAP Partners, LLC, a majority shareholder of the Company. As of January 1, 2020, the line of credit was assumed by FinTekk AP, LLC, a sole member Texas limited liability company owned by Kevin O’Connell. The balance of the line of credit was $0 as of December 31, 2020 and 2019. The Company had unpaid accrued interest of $4,732 at December 31, 2020 and 2019, respectively.

Line of Credit with Gemini Southern, LLC

On December 12, 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. The Line of Credit Agreement provided that no interest would be owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 31, 2020. The line of credit was extended until December 31, 2023 and the credit line was increased to $950,000. The loan balance as of December 31, 2020 and 2019 was $640,626 and $490,000, respectively. On April 1st, 2018 Gemini Southern converted $525,000, the total amount owed to Gemini Southern as of that date, into 4,375,000 shares of our common stock at .12 per share.

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

Employees

As of December 31, 2020, we have no full-time employees. Our only employees consist of executive management personnel, all of whom devote 20% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Real Property

We do not own any real property. We do not own any intellectual property. We occupy office facilities at 620 Newport Center Dr. Ste. 1100 Newport Beach, Ca. 92660 for which we pay no rent per month to DEVCAP Capital Partners, LLC, our majority shareholder. It is a month-to-month oral agreement.

ITEM 1A – RISK FACTORS

RISK FACTORS

Risks related to the Corona Virus and COVID-19 Pandemic

Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. Our research and development and our entire business may be adversely impacted by actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized only $170,950 in revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2020 was $2,496,953. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

DEVCAP has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP. As of December 31, 2020, we had a balance of $226,385 on the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

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

	High	Low

January 1, 2019 –March 31, 2019	0.25	0.25
April 1, 2019 – June 30, 2019	0.25	0.25
Julyt 1, 2019 – September 30, 2019
September 1, 2019 – December 31, 2019*	0.25	0.25
January 1, 2020–March 31, 2020	0.25	0.25
April 1, 2020 – June 30,2020	0.25	0.25
July 1, 2020 – September 30, 2020	0.25	0.25
October 1, 2020– December 31, 2020*	0.25	0.25

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

Recent Sales of Unregistered Securities.

None

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2020 or 2019.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2020 or 2019.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2019 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Intangible and Long-Lived Assets - We follow ASC 360, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2020 and 2019.

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

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after December 31, 2020, and accordingly our current cash balances will not be sufficient to fund our operating expenses after December 31, 2020. We have received only $170,950 in revenues since our inception through December 31, 2020 and have incurred an accumulated net loss of $2,496,953 and accumulated net cash used in operations of $1,186,701.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2020 and 2019.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019

Revenues

Revenues for the year ended December 31, 2020 were $71,850 compared to $53,100 for the year ended December 31, 2019. The Company incurred no cost of revenue for 2020 and 2019. Revenue for 2020 was not advertising related and primarily derived to leasing and consulting income received by the Company.

Interest income – related parties for the year ended December 31, 2020 was $24,771 compared to $0 in the year ended December 31, 2019. The Company entered into two direct financing leases with related parties in 2020.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $459,104 as compared to $405,234 for the year ended December 31, 2019. Expenses in 2020 compared to 2019 included $57,410 compared to $63,072 in consulting from unrelated party, $132,330 compared to $123,000 in consulting from related party, $196,471 compared to $176,412 in general and administrative, and $72,893 compared to $42,750 in professional fees. The increase in expenses in 2020 is attributable to an increase in general and administrative expenses and professional fees.

Interest Expense

Interest expense – related parties for the twelve months ended December 31, 2020 was $88,133 and $49,831 in the twelve months ended December 31, 2019. The increase in interest expense in 2020 is directly related to an increase in the indebtedness of the Company.

Interest expense – unrelated parties was $2,282 for the twelve months ended December 31, 2020 and $0 for the twelve months ended December 31, 2019. The increase in 2020 is directly related to debt incurred in 2020 to finance an asset used in a direct financing lease.

Net Loss

The net loss for the twelve months ended December 31, 2020 was $452,898 as compared to a loss of $401,965 for the twelve months ended December 31, 2019 due to the factors discussed above. The net loss increased in 2020 due to a increase in administrative fees accrued to unrelated parties.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2020 the Company had total assets of $373,819, comprising primarily of $49,473 in cash, $102,936 in property and equipment and current liabilities of $1,866,036 and a working capital deficit of $1,764,110. The Company has incurred losses since Inception to December 31, 2020 of $2,496,953 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period of one year from December 31, 2020. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Operating Activities

During the year ended December 31, 2020, we used $205,760 in cash in operating activities, compared to $199,992 during the year ended December 31, 2019. The increase in cash used during 2020 was primarily due to an increase in the amount of cash used to pay for expenses incurred by the company.

Investing Activities

During the year ended December 31, 2020 we used $69,000 from investing activities related to the acquisition of equipment, compared to $190,000 during the year ended December 31, 2019. The reduction for 2020 was due to a reduced need for capital to acquire assets for leasing.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities were $274,198 compared to $368,169 during the year ended December 31, 2019.

Stockholder Matters

Total stockholders’ deficit was $1,622,475 on December 31, 2020 and was $1,169,577 on December 31, 2019.

Management expects to raise $400,000 in capital through the issuance of debt and equity in 2021 and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $400,000 or approximately $33,333 per month, consisting of: $10,000 for officers’ salaries, $5,000 for executive marketing assistants, $1,500 for additional office space, $1,500 for telecom and communications, $12,667 for marketing efforts, $3,000 for legal and accounting costs.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with DEVCAP. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell is also the managing member and majority membership interest holder of General Pacific Partners, LLC a limited liability company (“GPP”). In February of 2014, the Company established a $450,000 unsecured line of credit with GPP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. Beginning January 1, 2020, FinTekk AP, LLC a Texas single member limited liability company owned by Kevin O’Connell assumed the line of credit. As of December 31, 2020, we have $0 balance on the GPP line of credit.

Mr. O'Connell is the managing member and the majority membership interest holder of DEVCAP Partners, LLC, a limited liability company (“DEVCAP”). In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP (the “Line of Credit. The Company’s liability to DEVCAP has been assigned to FinTekk. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC and FinTekk owns approximately seventy-eight (70%) of the outstanding shares of common stock of the Company. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2020, we owe $226,385 on the FinTekk line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the drawing down of capital from our lines of credit. At December 31, 2020, the Company had cash on hand of $49,473.

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

Financing Needs

Including the net proceeds from a private placement stock offering, the Company may only have sufficient funds to conduct its operations through December 31, 2021. We earned revenue of $71,850 in 2020, and $53,100 for the year ended December 31, 2019. It is anticipated that the Company will generate additional revenue in 2021; however, there can be no assurance that if in fact the Company does generate increased revenue in 2021, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Recent Financings

As of December 31, 2020, we had a balance owing of $226,385 to one related party; FinTekk AP, LLC and $640,626 to a related party lender, Gemini Southern, LLC, pursuant to unsecured Line of Credit Agreements and a loan payable. The Line of Credit Agreements and loan payable provide for interest at the rate of 10% per annum.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Larry Krogh*	56	Director
Cody Ware	25	President & CEO

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

The following table summarized our executive compensation for the years ended December 31, 2020 and 2019.

				Stock	Compensation	All Other	Annual Compensation
Name/Position	Year	Salary	Bonus	Options	Plans	Compensation	Total

Robert Wilson (2)	2019	$10,000	$–	$–	$–	$–	$10,000
Former Chief Financial Officer	2020	$–	$–	$–	$–	$–	$–

Larry Krogh (3)	2019	$–	$–	$–	$–	$15,000	$15,000
Former Chief Executive Officer	2020	$0	$–	$–	$–	$–	$–

Cody Ware (4)	2019	$1,500	$–	$–	$–	$–	1,500
Chief Executive Officer	2020	$18,000	$–	$–	$–	$–	18,000

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

(4) Mr. Ware was appointed Chief Executive Officer on September 25, 2018. He is paid $1,500 per month pursuant to an oral understanding with the Company. Between July 1, 2020 and December 31,2020 Mr. Ware was paid $4,500 per month. Commencing January 1, 2021, he is being paid$1,500 per month.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of December 31, 2020 by the following persons:

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

(3)	Steve Urvan has full investment authority for shares of GB Investments, Inc. & Gemini Southern

(4)	The Estate of Augustus B. O'Connell has full investment authority for shares of Cassin Farlow, LLC. Kevin O’Connell is the Administrator of the Estate

(5)	Includes 125,000 shares owned by the Estate of Augustus B. O'Connell. Kevin O’Connell is the Administrator of the Estate

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority membership holder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. . The Company’s liability to DEVCAP has been assigned to FinTekk. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. Fintekk owns approximately seventy (70%) of the outstanding shares of common stock of the Company. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2020, we had a balance owing of $226,385 from the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $27,374 on December 31, 2020.

In addition, we have a line of credit established with General Pacific Partners, LLC (GPP). Kevin P. O’Connell is the majority membership holder of GPP. This line of credit with the Company is $450,000. The receipt of funds from this line of credit is subject to the approval of GPP. As of December 31, 2020, we had no balance owing ($0) to the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of GPP to approve or decline the "loan" or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $4,732 on December 31, 2020.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

We retained Assurance Dimensions, Certified Public Accountants and Associates of Coconut Creek, FL to audit the 2020 and 2019 financial statements. The following are the services provided and the amounts billed.

Audit & Review Fees

The aggregate fees billed, for professional services rendered for the reviews of quarterly reports and the audit of the Company’s annual financial statements during the fiscal years ended December 31, 2020 and 2019, was $28,580 and $19,000, respectively.

Related Fees

For the year ended December 31, 2020 and 2019 there were no fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2020 and 2019, the Company incurred no fees for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2020 and 2019, there were no other fees billed for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

The Teardroppers, Inc.

Date: April 14, 2021	By:	/s/ Cody Ware
Cody Ware
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cody Ware	Chief Executive Officer, Chief	April 14, 2021
Cody Ware	Financial Officer and Treasurer, (Principal Executive Officer and Principal Financial Officer)

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Teardroppers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Teardroppers, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and net cash used in operating activities of approximately $452,898 and $205,760, respectively for the year ended of December 31, 2020 and a working capital deficit and accumulated deficit of approximately $1,764,110 and $2,496,953 respectively, at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collectability of receivables

Description of the Matter

During 2019 and 2020, the Company purchased and leased the back assets to various related parties. The term of the leases ranged between 48-60 months. At the end of the leases, the related parties have the right to purchase the assets. These leases were accounted for as finance leases in accordance with Accounting Standards Codification 842, Leases. Significant judgement is involved in estimating the collectability of these receivables.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included examining each lease agreement, evaluating management’s assessment of the collectability of each lease receivable, and testing the collection of outstanding balances at year-end. Based on our procedures we deemed the Company’s treatment of each lease receivable to be appropriate.

We have served as the Company’s auditor since 2019.

Margate, Florida

April 14, 2021

The Teardroppers, Inc.

BALANCE SHEETS

	Dec. 31, 2020	Dec. 31, 2019

ASSETS

Current assets
Cash	$49,473	$50,035
Lease receivable	1,000	1,000
Lease receivable – related party (current portion)	46,816	–
Interest receivable	565	–
Prepaid expenses	4,072	3,754
Total current assets	101,926	54,789

Property and equipment:
Cost	288,089	478,089
Less accumulated depreciation	(185,153)	(134,868)
Property and equipment, net	102,936	343,221

Lease receivable – related party (net)	168,957	–

Total Assets	$373,819	$398,010

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$319,455	$244,762
Accounts payable - related parties	336,081	327,234
Customer deposits	14,500	14,500
Contract liability - related party	11,760	16,000
Current portion of notes payable	4,737	–
Current portion of notes payable – related party	35,932	31,888
Current portion of right of use asset lease payable - related party	3,656	3,422
Accrued interest - unrelated parties	566	–
Lines of credit from related party	867,011	625,365
Accrued interest payable - related parties	272,338	197,695
Total current liabilities	1,866,036	1,460,866

Long-term liabilities - related parties
Note payable	63,125	–
Note payable -related party	47,747	83,679
Right of use asset lease payable - related party	19,386	23,042
	130,258	106,721

Total Liabilities	1,996,294	1,567,587

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,496,953)	(2,044,055)
Total Stockholders' Deficit	(1,622,475)	(1,169,577)

Total Liabilities and Stockholders' Deficit	$373,819	$398,010

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2020	Dec. 31, 2019

Revenues
Lease revenue - unrelated parties	$5,100	$5,100
Lease revenue - related parties	48,000	48,000
Consulting fees – related party	18,750	–
	71,850	53,100

Operating expenses:
Consulting to related party	132,330	123,000
Consulting from unrelated party	57,410	63,072
General and administrative	196,471	176,412
Professional fees	72,893	42,750
	459,104	405,234

Operating loss	(387,254)	(352,134)

Other expense:
Interest income - related parties	24,771	–
Interest expenses – related parties	(88,133)	(49,831)
Interest expense - unrelated parties	(2,282)	–
	(65,644)	(49,831)

Net loss before taxes	(452,898)	(401,965)

Income tax provision	–	–

Net loss	$(452,898)	$(401,965)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	45,920,000	45,920,000

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2018	45,920,000	$45,920	$828,558	$(1,642,090)	$(767,612)

Net loss for the year				(401,965)	(401,965)

Balances December 31, 2019	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the year				(452,898)	(452,898)

Balances December 31, 2020	45,920,000	$45,920	$828,558	$(2,496,953)	$(1,622,475)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2020	Dec. 31, 2019
Cash Flows From Operating Activities:
Net loss	$(452,898)	$(401,965)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	59,785	63.743

Changes in Operating Assets and Liabilities
Increase in lease receivable	–	(1,000)
Increase in interest receivable – related party	(565)	–
Decrease (Increase) in prepaid expenses	(318)	2,887
Decrease in lease receivable – related party	33,727	–
Increase in accounts payable - unrelated parties	74,693	56,900
Increase in accounts payable - related parties	8,847	46,946
Increase in accrued interest - unrelated parties	566	–
Increase in accrued interest - related parties	74,643	32,497
Decrease in contract liability – related party	(4,240)	–

Net cash used in operating activities	(205,760)	(199,992)

Cash Flows From Investing Activities:
Purchase of equipment	(69,000)	(190,000)

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	741,320	843,340
Proceeds from note payable – unrelated party	69,000	–
Repayments on line of credit to related party	(499,674)	(443,670)
Repayments on notes payable - unrelated parties	(1,138)	–
Repayments on notes payable - related parties	(31,888)	(28,299)
Repayments on lease payable - related parties	(3,422)	(3,202)

Net cash provided by financing activities	274,198	368,169

Net Decrease In Cash	(562)	(21,823)

Cash At The Beginning Of The Year	50,035	71,858

Cash At The End Of The Year	$49,473	$50,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Assets transferred in direct financing lease	$249,500	$–

Cash paid during the year for:
Interest	$15,205	$17, 334
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the financial statements.

TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020 and 2019.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively, using the market and income approaches.

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

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the years ended December 31, 2020 and 2019, the Company recognized no income from the rental of the trailers.

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

When a contract includes lease and non-lease components, the Company allocates consideration under the contract to each component based on relative standalone selling price. Whenever the terms of the lease transfer control to the lessee, the contract is typically classified as a sales-type lease. As of December 31, 2020, the Company did not have any sales-type or direct financing leases under the new lease standard.

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

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder is considered a related party. Beginning with the quarter ended September 30, 2018, the operating lease income will be reported as related party income on the Condensed Statement of Operations. For the years ended December 31, 2020 and 2019, related party lease income was $48,000 and $48,000 respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. As of December 31, 2020, recognized operating lease income was $5,100.

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of December 31, 2020 and 2019, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

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

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25. The Company’s tax returns for tax years in 2018 through 2020 remain subject to potential examination by the taxing authorities.

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

There were no potentially dilutive shares outstanding as of December 31, 2020, and December 31, 2019, respectively.

Accounting for Leases

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). effective for fiscal year beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating, direct financing or sales type leases. The Company adopted the provisions of ASC 842 for the year ended December 31, 2019. Prior to 2019, the Company had no leases which required retroactive application. For the years ended December 31, 2020 and 2019, the Company had agreements that qualified as operating leases. See Note 10 for details. For the year ended December 31, 2020, the Company had agreements that qualified as financing leases. See Note 4 for details.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. See Note 6 for further discussion of line of credit terms and relationships.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2020.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of December 31, 2020, the Company has an accumulated deficit of $2,496,953, net cash outflow from operating activities of $205,760, and a net loss for the current year of $452,898. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4. LEASE RECEIVABLE – RELATED PARTY

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021	$60,036
2022	60,036
2023	60,036
2024	5,003
Total	185,111
Less deferred interest	(37,154)
Less current portion	(40,870)
Long-term lease receivable	$107,087

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021	$12,000
2022	12,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	93,000
Less deferred interest	(25,184)
Less current portion	(5,946)
Long-term lease receivable	$61,870

Income from both leases is reflected on the statement of operations as interest income – related parties. For the year ended December 31, 2020 interest income of $24,771 was reported.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Property and equipment, purchased	$258,000	$448,000
Property and equipment, leased	30,089	30,089
	288,089	478,089
Less: accumulated depreciation	(185,153)	(134,868)
Property and equipment, net	$102,936	$343,221

Depreciation expense for the years ended December 31, 2020 and 2019 was $59,785 and $63,743 respectively.

On November 12, 2019, the Company acquired for $190,000 a 2008 Freightliner truck and a 2007 Featherlite trailer for use in the business operations.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the balance sheet as lease receivable – related party. See Note 4 for details.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with an extended maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of December 31, 2020, and 2019, the balance of the line of credit was $226,385 and $135,365, respectively. The Company recorded accrued interest of $27,374 and $13,044 on the line of credit at December 31, 2020 and 2019, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of December 31, 2020, and 2019. The Company owes accrued interest of $4,732 as of December 31, 2020 and 2019, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. As of December 31, 2020, and 2019, the balance due on the line was $640,626 and $490,000, respectively. The Company recorded accrued interest of $94,600 and $34,287 as of December 31, 2020 and 2019, respectively

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which monies were to be paid to the Company by Gemini Southern, LLC, pursuant to the Consulting Agreement dated September 20, 2013. The balance was to be paid with interest commencing January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, 525,000, was converted into 4,375,000 shares of common stock of the Company. The Company recorded accrued interest on this loan of $145,632 ,as of December 31, 2019 and 2020 respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $83,679 and $115,567 as of December 31, 2020 and 2019, respectively.

Principal payments for the next five years will be as follows:

2021	$35,932
2022	47,747
Total	83,679
Less current portion	(35,932)
Long-term liability	$47,747

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of December 31, 2020, it is reasonably expected that the Company will exercise the purchase option. The value of the right of use asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The right of use asset is included in property and equipment as a leased asset.

The undiscounted cash flow principal payments for the next five years will be as follows:

2021	$5,078
2022	5,078
2023	5,078
2024	5,078
2025	7,156
Total	27,468
Less deferred interest	(4,426)
Less current portion	(3,656)
Long-term right of use asset lease liability	$19,386

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $42,713.55 is due in August 2025. The loan is secured by the vehicle.

Principal payments for the next five years will be as follows:

2021	$4,736
2022	4,850
2023	5,358
2024	5,919
2025	46,999
Total	67,862
Less current portion	(4,737)
Long-term liability	$63,125

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

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay approximately $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the years ended December 31, 2020 and 2019, the Company recorded consulting fee expense of $95,000 and $105,000 respectively. The amount due but unpaid is $243,825 and $246,985 at December 31, 2020 and 2019, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at December 31, 2020 and 2019, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at December 31, 2020 and 2019, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective July 2020, the amount was increased to $4,500 per month. For the years ended December 31, 2020 and 2019, the Company recorded consulting fee expense of $42,000 and $18,000 respectively. As of December 31, 2020, and 2019, the amount due but unpaid was $3,000 and $1,500, respectively and is included in accounts payable – related parties on the balance sheet.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of December 31, 2020 and 2019, the amounts due to the shareholder was $29,250 and $28,750 and is reflected in accounts payable – related parties on the balance sheet.

Other related party transactions

On January 9, 2019, the Company leased a 2018 Ford F-150 truck for a term of two years at $425 per month. The truck was acquired December 22, 2018 from the majority shareholder as described in Note 10. The lessee is an outside consultant for the Company. Additionally, as of December 31, 2020, there was an outstanding payable balance of $10,006 from related parties.

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

Operating Leases – Lessor

The Company entered into an agreement with a principal vendor for the lease of a Company vehicle. The lease is classified as a lessor operating lease under ASC 842. The term of the lease is 24 months, effective January 2019 and expiring December 2020. Depreciation expense for the vehicle subject to the lease is provided on the straight-line method over the useful life of the vehicle in accordance with the Company’s normal depreciation policy. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense related to the vehicle was $6,018 for the years ended December 31, 2020 and 2019.

Investments in operating leases are as follows at December 31:

	2020	2019
Machinery and equipment, at cost	$30,089	$30,089
Accumulated depreciation	(12,036)	(6,018)
Net investments in operating leases	$18,053	$24,071

NOTE 11 - INCOME TAXES

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Legislation passed in December 2017 changed the tax rate on corporate income for tax years beginning in 2018 to 21% at all levels of income. This rate is used to determine the deferred tax effect in future years. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2020 and 2019, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid.

At December 31, 2020 and 2019, the Company had net operating loss carryforwards of approximately $2,011,000 and $1,627,000, respectively, of which approximately $1,250,000 will begin to expire in 2037 and the remainder is carried forward indefinitely.

Deferred tax assets consisted of the following:

	2020	2019
Net operating loss carryforwards	$434,474	$347,938
Share based compensation	2,850	2,850
Accounts payable, related party	62,018	62,367
Other deferred tax items	14,949	14,949
Valuation allowance	(514,291)	(428,104)
Total deferred tax assets	$–	$–

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2020 and 2019 was $86,187 and $79,957, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2020 and 2019 is as follows:

	2020	2019
Expected tax at 21%	$(514,291)	$(418,954)
Change in valuation allowance	514,291	418,954
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2020, and 2019, the Company had no accrued interest and penalties related to uncertain tax positions.

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

NOTE 12—CONTINGENCIES AND COMMITMENTS

The Company’s ability to collect on receivables and pay liabilities is connected to NASCAR race schedule. The 2020 NASCA schedule was severely disrupted by Covid, which caused delays in both collections and payments. Management believes the 2021 NASCAR schedule will not be disrupted. This will allow collections on receivables and payments on liabilities to be timely made. There are no other commitments or contingencies related to the assets and liabilities that are not disclosed above.

NOTE 13 – SUBSEQUENT EVENTS

The COVID-19 outbreak in 2020 had a significant impact on business in general. The NASCAR race schedule was severely disrupted. The Company’s operations are directly connected to the NASCAR schedule. Due to the disruption in NASCAR events, collection of revenues and payment of expenses was delayed in some cases. Overall, revenues and expenses for 2020 were consistent with prior periods. The Company did not experience a significant detrimental change. Management believes the 2021 NASCAR race schedule will not be significantly impacted and should not have a material impact on future operations. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials.

