Form 10-Q
period 2021-03-31
Teardroppers, Inc.
filed 2021-05-12
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 12, 2021.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets
Cash	$46,206	$49,473
Lease receivable	1,000	1,000
Lease receivable - related party (current portion)	48,478	46,816
Interest receivable	555	565
Prepaid expenses	3,659	4,072
Other receivables	2,000	–
Total current assets	101,898	101,926

Property and equipment:
Cost	324,202	288,089
Less accumulated depreciation	(200,511)	(185,153)
Property and equipment, net	123,691	102,936

Lease receivable - related party (net)	156,469	168,957

Total Assets	$382,058	$373,819

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$345,369	$319,455
Accounts payable - related parties	353,591	336,081
Customer deposits	14,500	14,500
Contract liability - related party	11,760	11,760
Current portion of notes payable	4,876	4,737
Current portion of notes payable - related party	75,095	35,932
Current portion of right of use asset lease payable - related party	4,016	3,656
Accrued interest - unrelated parties	555	566
Line of credit from related party	958,002	867,011
Accrued interest payable-related parties	292,327	272,338
Total current liabilities	2,060,091	1,866,036

Long-term liabilities:
Note payable	61,759	63,125
Note payable - related party	–	47,747
Right of use asset lease payable - related party	18,433	19,386
	80,192	130,258

Total Liabilities	2,140,283	1,996,294

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,632,703)	(2,496,953)
Total Stockholders' Deficit	(1,758,225)	(1,622,475)

Total Liabilities and Stockholders' Deficit	$382,058	$373,819

The accompanying notes are an integral part of the condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020

Revenues
Lease revenue - unrelated parties	$1,275	$1,275
Lease revenue - related parties	12,000	12,000
	13,275	13,275

Operating expenses:
Consulting to related party	36,000	27,000
Consulting to unrelated party	22,500	20,970
General and administrative	55,177	81,290
Professional fees	18,113	38,688
	131,790	167,948

Operating loss	(118,515)	(154,673)

Other income (expense):
Interest income - related parties	7,023	4,410
Interest expense - unrelated parties	(1,676)	–
Interest expense - related parties	(22,582)	(20,211)
	(17,235)	(15,801)

Net loss before taxes	(135,750)	(170,474)

Income tax provision	–	–

Net loss	$(135,750)	$(170,474)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	45,920,000	45,920,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2021 and 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances December 31, 2020	–	–	45,920,000	45,920	828,558	(2,496,953)	(1,622,475)

Net loss for the period	–	–	–	–	–	(135,750)	(135,750)

Balances March 31, 2021	–	–	45,920,000	$45,920	$828,558	$(2,632,703)	$(1,758,225)

Balances December 31, 2019	–	–	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the period	–	–	–	–	–	(170,474)	(170,474)

Balances March 31, 2020	–	–	45,920,000	45,920	828,558	(2,214,529)	(1,340,051)

The accompanying notes are an integral part of the unaudited condensed financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(135,750)	$(170,474)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15,358	17,321

Changes in Operating Assets and Liabilities
Decrease in lease receivable	–	(4,240)
Decrease in interest receivable - related party	10	–
Decrease in prepaid expenses	413	3,254
Decrease in lease receivable - related party	10,826	5,596
Increase in other receivable	(2,000)	–
Increase in accounts payable - unrelated parties	25,914	37,988
Increase (Decrease) in accounts payable - related parties	17,510	(19,499)
Increase in accrued interest-related parties	19,989	16,801
Increase in advance lease payments	–	5,003
Decrease in accrued interest - unrelated parties	(11)	–

Net cash used in operating activities	(47,741)	(108,250)

Cash Flows From Investing Activities:
Purchase of vehicle	(36,113)	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	163,500	233,717
Repayments on line of credit to related party	(72,509)	(126,149)
Repayments on notes payable - unrelated parties	(1,227)	–
Repayments on notes payable - related parties	(8,584)	(8,452)
Repayments on lease payable - related parties	(593)	–

Net cash provided by financing activities	80,587	99,116

Net Decrease In Cash	(3,267)	(9,134)

Cash At The Beginning Of The Period	49,473	50,035

Cash At The End Of The Period	46,206	40,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets transferred in a direct financing lease	$–	$180,500

Cash paid during the year for:
Interest	$4,280	$3,410
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We are in the business of mobile billboard advertising providing billboard advertising space on custom designed "Teardrop Trailers" and various sizes of cargo type trailers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind new and vintage vehicles and pickup trucks.

In addition, we own cargo trailers with flat non rivet panel siding that can be used for hauling and transportation. These trailers range in size from 15 feet to 53 feet. We lease these trailers for transportation of goods and for advertising of their respective business or the businesses of lessee clients.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2021 is not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the SEC on April 14, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

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

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2021 and December 31, 2020.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively, using the market and income approaches.

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

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three months ended March 31, 2021 and 2020, the Company recognized no income from the rental of the trailers.

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

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder is considered a related party. For the three months ended March 31, 2021 and 2020, related party lease income was $12,000 and $12,000 respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the three months ended March 31, 2021 and 2020, recognized operating lease income was $1,275 and $1,275, respectively.

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of March 31, 2021 and December 31, 2020, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

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

There were no potentially dilutive shares outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of March 31, 2021, the Company has an accumulated deficit of $2,632,703, net cash outflow from operating activities of $47,741, and a net loss for the current period of $135,750. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021 (remainder of year)	$45,027
2022	60,036
2023	60,036
2024	5,004
Total	170,103
Less deferred interest	(31,807)
Less current portion	(42,400)
Long-term lease receivable	$95,896

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021 (remainder of year)	$9,000
2022	12,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	90,000
Less deferred interest	(23,349)
Less current portion	(6,078)
Long-term lease receivable	$60,573

Income from both leases is reflected on the statement of operations as interest income – related parties. For the three months ended March 31, 2021 and 2020 interest income of $7,023 and $4,410, respectively was reported.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Property and equipment, purchased	$294,113	$258,000
Property and equipment, leased	30,089	30,089
	324,202	288,089
Less: accumulated depreciation	(200,511)	(185,153)
Property and equipment, net	$123,691	$102,936

Depreciation expense for the three months ended March 31, 2021 and 2020 was $15,358 and $17,321 respectively.

On November 12, 2019, the Company acquired for $190,000 a 2008 Freightliner truck and a 2007 Featherlite trailer for use in the business operations.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the balance sheet as lease receivable – related party. See Note 4 for details.

On February 4, 2021, the Company purchased for $36,113, a 1983 Toyota truck from a related party for use in the business operations.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with an extended maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of March 31, 2021 and December 31, 2020, the balance of the line of credit was $257,385 and $226,385, respectively. The Company recorded accrued interest of $32,507 and $27,374 on the line of credit at March 31, 2021 and December 31, 2020, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of March 31, 2021 and December 31, 2020. The Company owes accrued interest of $4,732 as of March 31, 2021 and December 31, 2020, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. As of March 31, 2021 and December 31, 2020, the balance due on the line was $700,617 and $640,626, respectively. The Company recorded accrued interest of $109,332 and $94,600 as of March 31, 2021 and December 31, 2020, respectively

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which monies were to be paid to the Company by Gemini Southern, LLC, pursuant to the Consulting Agreement dated September 20, 2013. The balance was to be paid with interest commencing January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 shares of common stock of the Company. The Company recorded accrued interest on this loan of $145,632 as of March 31, 2021 and December 31, 2020, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $75,095 and $83,679 as of March 31, 2021 and December 31, 2020, respectively. On April 2, 2021, the company sold the trailer to a related party Rick Ware Racing, LLC and paid off the promissory note in the amount of $75,095.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

Principal payments for the remaining term of the loan will be as follows:

2021 (reminder of year)	$27,342
2022	47,753
Total	75,095
Less current portion	(75,095)
Long-term liability	$–

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of March 31, 2021, it is reasonably expected that the Company will exercise the purchase option. The value of the right of use asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The right of use asset is included in property and equipment as a leased asset.

The undiscounted cash flow principal payments for the next five years will be as follows:

2021 (remainder of year)	$3,807
2022	5,078
2023	5,078
2024	5,078
2025	7,156
Total	26,197
Less deferred interest	(3,748)
Less current portion	(4,016)
Long-term right of use asset lease liability	$18,433

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $42,434 is due in August 2025. The loan is secured by the vehicle.

Principal payments for the next five years will be as follows:

2021 (reminder of year)	$3,704
2022	4,870
2023	5,380
2024	5,943
2025	46,738
Total	66,635
Less current portion	(4,876)
Long-term liability	$61,759

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTIES ACCOUNTS PAYABLE

Line of credit from related parties

The Company has two line of credit agreements with related parties. FinTekk AP, LLC is also the majority shareholder in the Company. DEVCAP Partners, LLC is owned by the same related party that owns Fintekk AP. See Note 6 for further disclosure.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay approximately $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three months ended March 31, 2021 and 2020, the Company recorded consulting fee expense of $22,500, respectively. The amount due but unpaid is $242,835 and $243,825 at March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at March 31, 2021 and December 31, 2020, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at March 31, 2021 and December 31, 2020, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective July 2020, the amount was increased to $4,500 per month. For the three months ended March 31, 2021 and 2020, the Company recorded consulting fee expense of $13,500 and $4,500, respectively. As of March 31, 2021 and December 31, 2020, the amount due but unpaid was $16,500 and $3,000, respectively and is included in accounts payable – related parties on the balance sheet.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of March 31, 2021 and December 31, 2020 the amounts due to the shareholder was $34,250 and $29,250 and is reflected in accounts payable – related parties on the balance sheet.

Other related party transactions

On January 9, 2019, the Company leased a 2018 Ford F-150 truck for a term of two years at $425 per month. The truck was acquired December 22, 2018 from the majority shareholder as described in Note 10. The lessee is an outside consultant for the Company. Additionally, as of March 31, 2021 and December 31, 2020, there was an outstanding payable balance of $10,006 advances owed to related parties.

On February 4, 2021, the Company purchased a 1983 Toyota truck from the majority shareholder for use in the business operations.

NOTE 9 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase it authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

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

Investments in operating leases are as follows at March 31, 2021 and December 31, 2020:

	2021	2020
Machinery and equipment, at cost	$30,089	$30,089
Accumulated depreciation	(13,540)	(12,036)
Net investments in operating leases	$16,549	$18,053

NOTE 11—CONTINGENCIES AND COMMITMENTS

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

NOTE 12 – SUBSEQUENT EVENTS

On April 2, 2021, the Company sold its interest in the 2005 Ultra Comp trailer to Rick Ware Racing, LLC. The sale price of the trailer was $75,095.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

The Company had $13,275 in revenue during the three months ended March 31, 2021 compared to $13,275 in revenue during the three months ended March 31, 2020.

Operating Expenses

For the three months ended March 31, 2021 operating expenses were $131,790 compared to $167,948 for the same period in 2020 for a decrease of $36,158. The decrease was due primarily to decrease in general and administrative fees and professional fees.

Interest and Financing Costs

Interest expense was $24,258 for the three months ended March 31, 2021 compared to $20,211 for the three months ended March 31, 2020. The increase in interest expenses was due to an increase in the amount of indebtedness of the company.

Net Income (Loss)

The Company incurred losses of $135,750 for the three months ended March 31, 2021 compared to losses of $170,474 during the three months ended March 31, 2020. The change was due primarily to the factors discussed above.

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

The Company had $46,206 in cash at March 31, 2021 with availability on our related party lines of credit with DEVCAP Partners, LLC, General Pacific Partners, LLC, and Gemini Southern, LLC of $958,002. As at March 31, 2021 we had a working capital deficit of $1,958,193.

Operating activities

During the three months ended March 31, 2021, we had cash used in operating activities of $47,741 as compared to $108,250 during the three months ended March 31, 2020, an increase in cash outflows of $60,509. The decrease between the periods was largely due to higher payments for consulting fees and audit fees in the three months ended March 31, 2020.

Investing activities

We used cash flows in investing activities of $36,113 during the three months ended March 31, 2021 compared to $0 for the same period in 2020.

Financing activities

During the three months ended March 31, 2021, we generated $80,587 from financing activities compared to $99,116 for the same period ended March 31, 2020. The increase was primarily due to an increase in the amount received from a related party line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company issued no shares of common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2021, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

During the three months ended March 31, 2021, the Company reported no other information.

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

Date: May 12, 2021