Form 10-Q
period 2021-06-30
Teardroppers, Inc.
filed 2021-08-16
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-177792

THE TEARDROPPERS, INC.

(Name of registrant as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

620 Newport Center Drive Suite 1100 PMB 488 Newport Beach, CA. 92660	92660
(Address of principal executive offices)	(Zip Code)

949-751-2173

(Issuer’s telephone number)

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 16, 2021.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets
Cash	$8,584	$49,473
Lease receivable	1,000	1,000
Lease payments receivable – related parties (current portion)	53,580	46,816
Interest receivable – related parties	2,166	565
Prepaid expenses	–	4,072
Other receivables	2,000	–
Total current assets	67,330	101,926

Property & Equipment:
Cost	159,202	288,089
Less accumulated depreciation	(92,721)	(185,153)
Property & Equipment, net	66,481	102,936

Lease receivable – related party (net)	143,531	168,957

Total Assets	$277,342	$373,819

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$343,825	$319,455
Accounts payable - related parties	364,498	336,081
Customer deposits	14,500	14,500
Contract liability – related party	–	11,760
Current portion of notes payable	5,020	4,737
Current portion of notes payable– related party	–	35,932
Current portion of use asset lease payable – related party	4,385	3,656
Accrued interest – unrelated parties	545	566
Line of credit from related party	999,587	867,011
Accrued interest payable -related parties	319,094	272,338
Total current liabilities	2,051,454	1,866,036

Long term liabilities
Note payable	60,358	63,125
Note payable – related party	–	47,747
Right of use asset lease payable – related party	17,465	19,386
Total long-term liabilities	77,823	130,258

Total Liabilities	2,129,277	1,996,294

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,726,413)	(2,496,953)
Total Stockholders' Deficit	(1,851,935)	(1,622,475)

Total Liabilities and Stockholders' Deficit	$277,342	$373,819

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenues
Lease revenue – unrelated parties	$1,275	$1,275	$2,550	$2,550
Lease revenue – related parties	–	12,000	12,000	24,000
Consulting fees – related party	–	6,000	–	6,000
Total revenue	1,275	19,275	14,550	32,550

Operating expenses:
Consulting from related parties	51,000	33,000	87,000	60,000
Consulting fees - unrelated parties	10,000	9,970	32,500	30,940
General and administrative	31,853	38,341	87,029	119,631
Professional fees	5,700	11,225	23,813	49,913
Total operating expenses	98,553	92,536	230,342	260,484

Operating loss	(97,278)	(73,261)	(215,792)	(227,934)

Other income (expense):
Interest expense - related parties	(27,014)	(21,451)	(49,597)	(41,663)
Interest expense – unrelated parties	(1,645)	–	(3,321)	–
Gain on sale of asset – related party	25,595	–	25,595	–
Interest income - related parties	6,632	6,354	13,655	10,765
Total other income (expense)	3,568	(15,097)	(13,668)	(30,898)

Net Loss Before Taxes	(93,710)	(88,358)	(229,460)	(258,832)

Income Tax Provision	–	–	–	–

Net loss	$(93,710)	$(88,358)	$(229,460)	$(258,832)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	45,920,000	45,920,000	45,920,000	45,920,000

*	denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional		Total
		Amount	Paid in	Accumulated	Stockholders’
	Shares	($.001 Par)	Capital	Deficit	Deficit

Balance December 31, 2019	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the period	–	–	–	(170,474)	(170,474)

Balance March 31, 2020	45,920,000	45,920	828,558	(2,214,529)	(1,340,051)

Net loss for the period	–	–	–	(88,358)	(88,358)

Balance June 30, 2020	45,920,000	$45,920	$828,558	$(2,302,887)	$(1,428,409)

Balance December 31, 2020	45,920,000	$45,920	$828,558	$(2,496,953)	$(1,622,475)

Net loss for the period	–	–	–	(135,750)	(135,750)

Balance March 31, 2021	45,920,000	45,920	828,558	(2,632,703)	(1,758,225)

Net loss for the period	–	–	–	(93,710)	(93,710)

Balance June 30, 2021	45,920,000	$45,920	$828,558	$(2,726,413)	$(1,851,935)

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(229,460)	$(258,832)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23,068	31,475
Gain on sale of asset	(25,595)	–

Changes in Operating Assets and Liabilities
Increase (decrease) in lease receivable	–	260
Increase in interest receivable – related parties	(1,601)	–
Decrease in prepaid expenses	4,072	2,754
Decrease in lease receivable – related party	18,662	14,250
Increase in other receivable	(2,000)	–
Increase (Decrease) in accounts payable – unrelated parties	24,370	42,213
Increase (Decrease) in accounts payable – related parties	16,657	11,507
Increase in accrued interest – related parties	46,756	34,670
Decrease in accrued interest – unrelated party	(21)	–

Net cash used in operating activities	(125,092)	(121,703)

Cash Flows From Investing Activities:
Purchase of asset	(36,113)	–
Sale of asset	75,095	–
Net cash provided by investing activities	38,982	–

Cash Flows From Financing Activities:
Repayments on notes payable – related party	(83,679)	(15,468)
Repayments on note payable – unrelated party	(2,484)	–
Principal payments on lease payable	(1,192)	(1,682)
Proceeds from lines of credit – related parties	258,744	330,720
Repayments on line of credit related party	(126,168)	(182,480)

Net cash provided by financing activities	45,221	131,090

Net Increase (Decrease) In Cash	(40,889)	9,387

Cash At The Beginning Of The Period	49,473	50,035

Cash At The End Of The Period	$8,584	$59,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Assets transferred in direct financing lease	$–	$180,500

Cash paid during the period for:
Interest	$6,182	$6,993
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the condensed unaudited financial statements

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the SEC.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and contract liability approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2021 and December 31, 2020.

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively, using the market and income approaches.

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

One of the primary sources of revenues are from the rental of advertising space on custom designed Teardrop Trailers, Various types and sizes of cargo trailers, lease revenue and consulting fees. Revenue from advertising space and leases is recognized over time as the performance obligations are met and consulting fees is recognized at a point in time when the performance obligation is met. For the three and six months ended June 30, 2021 and 2020, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder will be considered a related party. For the three months ended June 30, 2021 and 2020, related party lease income was $0 and $12,000, respectively. For the six months ended June 30, 2021 and 2020, related party lease income was $12,000 and $24,000, respectively. On April 2, the equipment was sold to the lessee and the lease terminated. See Note 9 for details.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the three and six months ended June 30, 2021 and 2020, the Company recognized lease income was $1,275 and $2,550, respectively. As of June 30, 2021 and December 31, 2020, the lease receivable was $1,000.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three months ended June 30, 2021 and 2020, the Company recognized interest revenue of 4,965 and $6,354, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized interest revenue of $10,332 and 10,765, respectively. See Note 5 for details.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of June 30, 2021 and December 31, 2020, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

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

There were no potentially dilutive shares outstanding for the three and six month periods ended June 30, 2021 and 2020, respectively.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of June 30, 2021, the Company has an accumulated deficit of $2,726,413 and negative working capital of $1,984,124. For the six months ended June 30, 2021, the Company had a net loss of $229,460. and a net cash outflow from operating activities of $125,092. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Property and equipment, purchased	$129,113	$258,000
Property and equipment, right of use lease	30,089	30,089
	159,202	288,089
Less: accumulated depreciation	(92,721)	(185,153)
Property and equipment, net	$66,481	$102,936

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

Depreciation expense for the three and six months ended June 30, 2021 and 2020 was $7,710 and $23,068 and $14,154 and $31,475 respectively.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable. – related party. See Note 5 for details.

On April 2, 2021 the Company sold a NASCAR hauler to a related party at a gain of $25,595.

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021 (remainder of year)	$35,021
2022	60,036
2023	60,036
2024	5,003
Total	160,096
Less deferred interest	(28,482)
Less current portion	(47,367)
Long-term lease receivable	$84,287

Income from the lease is reflected on the condensed statement of operations as interest income – related parties. For the three and six months ended June 30, 2021 and 2020, interest income reported on the statements of operations was $4,986 and $6,354 and $10,332 and $10,765, respectively.

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021 (remainder of year)	$7,000
2022	12,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	88,000
Less deferred interest	(22,543)
Less current portion	(6,213)
Long-term lease receivable	$59,244

Income from the lease is reflected on the statement of operations as interest income – related parties. For the three and six months ended June 30, 2021 interest income was reported on the statements of operations of $1,646 and $3,323, respectively.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

NOTE 6 – LOAN PAYABLE – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. The Company recorded accrued interest on this loan of $145,632 as of June 30, 2021 and December 31, 2020, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 7 for details of the transactions.

NOTE 7 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with a maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of June 30, 2021, and December 31, 2020, the balance of the line of credit was $227,629 and $226,385, respectively. The Company recorded accrued interest of $38,173 and $27,374 on the line of credit at June 30, 2021 and December 31, 2020, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California, limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. As of June 30, 2021, and December 31, 2020 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at June 30, 2021 and December 31, 2020, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. At June 30, 2021, and December 31, 2020, the balance due on the line was $771,958 and $640,626, respectively. The Company recorded accrued interest of $130,318 and $94,600 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 8 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $83,679 as of December 31, 2020. On April 2, 2021, the Company sold the Hauler for $75,095 and paid Gemini Southern the balance of the loan. The book value of the Hauler was $49,580 resulting in a gain of $25,595.

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of June 30, 2021, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at June 30, 2021 and December 31, 2020 was $21,850 and $23,042, respectively.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

Future lease payments will be as follows:

2021 (remainder of year)	$3,385
2022	5,078
2023	5,078
2024	5,078
Thereafter	7,155
Total payments	25,774
Less deferred interest	(3,924)
Total liability	21,850
Less current portion	(4,385)
Long-term lease liability	$17,465

There are no commitments or contingencies related to the long-term liabilities that are not disclosed above.

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTY ACOUNTS PAYABLE

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three and six months ended June 30, 2021 and 2020, the Company recorded consulting fee expense of $22,500 and $45,000, respectively. The amount due but unpaid is $242,835 and $243,825 at June 30, 2021 and December 31, 2020, respectively, and is included in accounts payable related parties on the condensed balance sheets.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective May 1, 2020, the consulting fee was increased to $4,500 per month. For the three and six months ended June 30, 2021, the Company recorded consulting fee expense of $13,500 and $27,000, respectively. For the three and six months ended June 30, 2020, the Company recorded consulting fee expense of $10,500 and $15,000, respectively. At June 30, 2021 and December 31, 2020, the amount due but unpaid was $25,500 and $3,000, respectively and reflected in accounts payable – related parties on the condensed balance sheets.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at June 30, 2021 and December 31, 2020, respectively, and was included on the balance sheets as accounts payable - related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at June 30, 2021 and December 31, 2020, respectively, and was included on the balance sheets as accounts payable - related parties.

TEARDROPPERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of June 30, 2021, and December 31, 2020, the amount due to the shareholder was $34,403 and $29,250, respectively is reflected in accounts payable – related parties on the balance sheets.

Sale of asset

In March 2018, the Company entered into a four-year agreement to lease equipment to a related party. On April 2, 2021 when the lease expired, the Company sold the asset to the related party for $75,095 and recognized a gain of $25,595. The gain is reported on statement of operations as other income.

NOTE 10 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation in April 2016 to increase its authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

The Company had $1,275 in revenue during the three months ended June 30, 2021 compared to $19,275 in revenue during the three months ended June 30, 2020. This decrease is the result of no consulting fees received and delayed lease revenue payments received from related parties.

Operating Expenses

For the three months ended June 30, 2021 operating expenses were $98,553 compared to $92,536 for the same period in 2020 for an increase of $6,017. The increase was primarily a result of the increase in consulting fees to related parties to $51,000 from $33,000, accompanied by a decrease in general and administrative fees to $31,853 from $38,341, and a decrease in professional fees to $5,700 from $11,225.

Other income (expense) was $3,568 for the three months ended June 30, 2021 compared to ($15,097) for the three months ended June 30, 2020. The increase was due to a gain on sale of asset and the cessation of interest accruals on the asset.

Net Loss

The Company incurred losses of $93,710 for the three months ended June 30, 2021 compared to $88,358 during the three months ended June 30, 2020 due to the factors discussed herein above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

The Company had $14,550 in revenue during the six months ended June 30, 2021 compared to $32,550 in revenue during the six months ended June 30, 2020. This decrease is the result of no consulting fees received from related party and lease expiration.

Operating Expenses

For the six months ended June 30, 2021 operating expenses were $230,342 compared to $260,484 for the same period in 2020 for a decrease of $30,142. The decrease was primarily a result of the decrease in general and administrative fees to $87,029 from $119,631, and a decrease in professional fees to $23,813 from $49,913 for the same period in 2020.

Other income (expense) was $13,668 for the six months ended June 30, 2021 compared to $30,898 for the six months ended June 30, 2020. The decrease was due to the gain on sale of asset and the cessation of interest accruals on the asset.

Net Loss

The Company incurred losses of $229,460 for the six months ended June 30, 2021 compared to $258,832 during the six months ended June 30, 2020 due to the factors discussed herein above.

Operating activities

During the six months ended June 30, 2021, we had ($125,092) cash used for operating activities compared to ($121,703) during the six months ended June 30, 2020, an increase in cash outflows of $3,389. The increase in operating activities was due to an increase to payables and accrued interest.

Investing activities

We generated $38,982 in cash from investing activities during the six months ended June 30, 2021 and $0 during the six months ended June 30,2020. The increase in cash generated by investing activities was due to the sale of an asset.

Financing activities

During the six months ended June 30, 2021, we generated $45,221 from financing activities compared to $131,090 for the same period ended June 30, 2020. The decrease was primarily due to a reduction in funds borrowed from related parties on lines of credit.

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

The Company had $8,584 in cash at June 30, 2021 with availability on our related party lines of credit with FinTekk AP, LLC and General Pacific Partners of $673,615. At June 30, 2021 we had a working capital deficit of $1,984,124.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2021, the Company had no unregistered sales of equity securities.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2021, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TEARDROPPERS, INC.

August 16, 2021

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer)

