Form 10-Q
period 2021-09-30
Teardroppers, Inc.
filed 2021-11-08
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 8, 2021.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

The Teardroppers, Inc.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash	$73,943	$49,473
Lease Payments Receivable – related parties	1,000	1,000
Lease receivable – related party (current portion)	56,883	46,816
Interest receivable - related	3,654	565
Prepaid expenses	–	4,072
Other receivables	2,000	–
Total current assets	137,480	101,926

Property and equipment:
Cost	159,202	288,089
Less accumulated depreciation	(100,431)	(185,153)
Property and equipment, net	58,771	102,936

Lease receivable – related party (net)	129,956	168,957

Total Assets	$326,207	$373,819

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$357,525	$319,455
Accounts payable - related parties	397,728	336,081
Customer deposits	14,500	14,500
Contract liability – related party	–	11,760
Current portion of notes payable	6,257	4,737
Current portion of notes payable – related party	–	35,932
Current portion of right to use asset lease payable – related party	5,370	3,656
Accrued interest – unrelated parties	2,160	566
Line of credit from related party	1,077,578	867,011
Accrued interest payable-related parties	344,476	272,338
Total current liabilities	2,205,594	1,866,036

Long-term liabilities
Note payable	59,121	63,125
Note payable – related party	–	47,747
Right of use asset Lease Payable – related party	16,480	19,386
Total Long-term liabilities	75,601	130,258

Total Liabilities	2,281,195	1,996,294

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 shares issued shares and outstanding, respectively	–	–
Common stock, par value $0.001, 200,000,000 shares authorized issued 45,920,000 shares issued and outstanding	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,829,466)	(2,496,953)
Total Stockholders' Deficit	(1,954,988)	(1,622,475)

Total Liabilities and Stockholders' Deficit	$326,207	$373,819

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenues
Lease revenue – unrelated parties	$1,275	$1,275	$3,825	$3,825
Lease revenue – related parties	–	12,000	12,000	36,000
Consulting fees – related party	–	6,000	–	12,000
Total revenue	1,275	19,275	15,825	51,825

Operating expenses:
Consulting from related parties	36,000	44,300	123,000	104,300
Consulting fees – unrelated parties	10,000	5,000	42,500	35,940
General and administrative	31,854	38,464	118,883	158,094
Professional fees	5,700	1,700	29,513	51,613
Total operating expenses	83,554	89,464	313,896	349,947

Operating loss	(82,279)	(70,189)	(298,071)	(298,122)

Other income (expense):
Interest income – related parties	6,224	6,606	19,879	17,370
Gain on sale of asset	–	–	25,595	–
Interest expense - related parties	(25,382)	(23,188)	(74,979)	(64,851)
Interest expense - unrelated parties	(1,616)	(575)	(4,937)	(575)
Total other income (expense)	(20,774)	(17,157)	(34,442)	(48,056)

Net loss before taxes	(103,053)	(87,346)	(332,513)	(346,178)

Income Tax Provision	–	–	–	–

Net loss	$(103,053)	$(87,346)	$(332,513)	$(346,178)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	45,920,000	45,920,000	45,920,000	45,920,000

*	denotes a loss of less than $(.01) per share.

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Common Stock
	Amount	Additional	Accumulated	Shareholders'
	Shares	($.001Par)	Paid in Capital	Deficit	Deficit

Balance December 31, 2019	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the period	–	–	–	(170,474)	(170,474)

Balances March 31, 2020	45,920,000	45,920	828,558	(2,214,529)	(1,340,051)

Net loss for the period	–	–	–	(88,358)	(88,358)

Balance June 30, 2020	45,920,000	45,920	828,558	(2,302,887)	(1,428,409)

Net loss for the period	–	–	–	(87,346)	(87,346)
	–
Balance September 30, 2020	45,920,000	$45,920	$828,558	$(2,390,233)	$(1,515,755)

Balance December 31, 2020	45,920,000	$45,920	$828,558	$(2,496,953)	$(1,622,475)

Net loss for the period	–	–	–	(135,750)	(135,750)

Balances March 31, 2021	45,920,000	45,920	828,558	(2,632,703)	(1,758,225)

Net loss for the period	–	–	–	(93,710)	(93,710)

Balance June 30, 2021	45,920,000	45,920	828,558	(2,726,413)	(1,851,935)

Net loss for the period	–	–	–	(103,053)	(103,053)

Balance September 30, 2021	45,920,000	$45,920	$828,558	$(2,829,466)	$(1,954,988)

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2021	2020

Cash Flows From Operating Activities:
Net income (loss)	$(332,513)	$(346,178)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	30,778	45,630
Gain on sale of asset	(25,595)	–

Changes in Operating Assets and Liabilities
Increase in lease payments receivable – unrelated party	–	(4,240)
Increase in interest receivable – related parties	(3,089)	–
Decrease in prepaid expenses	4,072	3,254
Decrease in lease receivable – related party	28,934	23,654
Increase in other receivable	(2,000)	–
Increase in accounts payable – unrelated parties	38,070	55,913
Increase in accounts payable – related parties	49,887	(13,000)
Increase in accrued interest – unrelated parties	1,594	–
Increase in accrued interest - related parties	72,138	54,528
Increase in advance lease payments	–	10,006

Net cash used in operating activities	(137,724)	(170,433)

Cash Flows From Investing Activities:
Purchase of vehicle	(36,113)	(69,000)
Sale of asset	75,095	–
Net cash provided by (used in) investing activities	38,982	(69,000)

Cash Flows From Financing Activities:
Principal payments on lease payable – related parties	(1,192)	(2,545)
Proceeds from note payable	–	69,000
Principal payments on note payable – unrelated parties	(2,484)	(337)
Principal payments on note payable – related parties	(83,679)	(23,555)
Proceeds from line of credit to related party	352,744	608,720
Repayments on line of credit to related party	(142,177)	(397,152)

Net cash provided by financing activities	123,212	254,131

Net Increase (Decrease) In Cash	24,470	14,698

Cash At The Beginning Of The Period	49,473	50,035

Cash At The End Of The Period	$73,943	$64,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets transferred in direct financing lease	$–	$249,500

Cash paid during the period for:
Interest	$6,182	$10,898
Franchise and income tax	$–	$–

The accompanying condensed notes are an integral part of the unaudited financial statements.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the SEC.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and contract liability approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2021 and December 31, 2020.

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively, using the market and income approaches.

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

One of the primary sources of revenues are from the rental of advertising space on custom designed Teardrop Trailers, Various types and sizes of cargo trailers, lease revenue and consulting fees. Revenue from advertising space and leases is recognized over time as the performance obligations are met and consulting fees is recognized at a point in time when the performance obligation is met. For the three and nine months ended September 30, 2021 and 2020, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder will be considered a related party. For the three months ended September 30, 2021 and 2020, related party lease income was $0 and $12,000, respectively. For the nine months ended September 30, 2021 and 2020, related party lease income was $12,000 and $36,000, respectively. On April 2, 2021, the equipment was sold to the lessee and the lease terminated. See Note 9 for details.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the three and nine months ended September 30, 2021 and 2020, the Company recognized lease income of $1,275 and $3,825, respectively. As of September 30, 2021 and December 31, 2020, the lease receivable was $1,000.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three months ended September ended September 30, 2021 and 2020, the Company recognized interest revenue of $4,610 and $6,031, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized interest revenue of $14,943 and $16,795, respectively. See Note 5 for details.

On September 1, 2020, the Company leased a vehicle for $69,000 to a related party. The lease is classified as a direct financing lease. The lease is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three months ended September 30, 2021 and 2020, the Company recognized interest revenue of $1,614 and $575, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized interest revenue of $4,936 and $575, respectively. See Note 5 for details

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of September 30, 2021 and December 31, 2020, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

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

There were no potentially dilutive shares outstanding for the three and nine-month periods ended September 30, 2021 and 2020, respectively.

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

For the Three and Nine Months Ended September 30, 2021 and 2020

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of September 30, 2021, the Company has an accumulated deficit of $2,829,466 and negative working capital of $2,068,114. For the nine months ended September 30, 2021, the Company had a net loss of $332,513. and a net cash outflow from operating activities of $137,724. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Property and equipment, purchased	$129,113	$258,000
Property and equipment, right of use lease	30,089	30,089
	159,202	288,089
Less: accumulated depreciation	(100,431)	(185,153)
Property and equipment, net	$58,771	$102,936

Depreciation expense for the three and nine months ended September 30, 2021 and 2020 was $7,710 and $14,155 and $30,778 and $45,630 respectively.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the balance sheet as lease receivable. – related party. See Note 5 for details.

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

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021 (remainder of year)	$20,012
2022	60,036
2023	60,036
2024	5,003
Total	145,087
Less deferred interest	(23,705)
Less current portion	(49,138)
Long-term lease receivable	$72,244

Income from the lease is reflected on the statement of operations as interest income – related parties. For the three and nine months ended September 30, 2021 and 2020, interest income reported on the statements of operations was $4,610 and $6,031 and $14,943 and $17,370, respectively.

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2021 (remainder of year)	$7,000
2022	12,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	88,000
Less deferred interest	(22,543)
Less current portion	(7,745)
Long-term lease receivable	$57,712

Income from the lease is reflected on the statement of operations as interest income – related parties. For the three and nine months ended September 30, 2021 and 2020, interest income was reported on the statements of operations of $1,614 and $575 and $4,936 and $575, respectively.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

 NOTE 6 – LOAN PAYABLE – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. The Company recorded accrued interest on this loan of $145,632 as of September 30, 2021 and December 31, 2020, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 7 for details of the transactions.

NOTE 7 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with a maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of September 30, 2021, and December 31, 2020, the balance of the line of credit was $320,629 and $226,385, respectively. The Company recorded accrued interest of $44,078 and $27,374 on the line of credit at September 30, 2021 and December 31, 2020, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California, limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific 2021, and December 31, 2020 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at September 30, 2021 and December 31, 2020, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. At September 30, 2021, and December 31, 2020, the balance due on the line was $756,949 and $640,626, respectively. The Company recorded accrued interest of $149,448 and $94,600 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 8 – LONG-TERM LIABILITIES – RELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $83,679 as of December 31, 2020. On April 2, 2021, the Company sold the Hauler for $75,095 and paid Gemini Southern the balance of the loan. The book value of the Hauler was $49,500 resulting in a gain of $25,595.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company can purchase the vehicle for $2,500. As of September 30, 2021, it is reasonably expected that the Company will exercise the purchase option. The value of the asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The balance of the lease liability at September 30, 2021 and December 31, 2020 was $21,850 and $23,042, respectively.

Future lease payments will be as follows:

2021 (remainder of year)	$3,385
2022	5,078
2023	5,078
2024	5,078
Thereafter	7,155
Total payments	25,774
Less deferred interest	(3,924)
Total liability	21,850
Less current portion	(5,370)
Long-term lease liability	$16,480

There are no commitments or contingencies related to the long-term liabilities that are not disclosed above.

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTY ACOUNTS PAYABLE

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three and nine months ended September 30, 2021 and 2020, the Company recorded consulting fee expense of $22,500 and $67,500, respectively. The amount due but unpaid is $265,335 and $243,825 at September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective May 1, 2020, the consulting fee was increased to $4,500 per month. For the three and nine months ended September 30, 2021, the Company recorded consulting fee expense of $13,500 and $40,500, respectively. For the three and nine months ended September 30, 2020, the Company recorded consulting fee expense of $13,500 and $28,500, respectively. At September 30, 2021 and December 31, 2020, the amount due but unpaid was $36,000 and $3,000, respectively and reflected in accounts payable – related parties on the condensed balance sheets.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at September 30, 2021 and December 31, 2020, respectively, and was included on the balance sheets as accounts payable - related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at September 30, 2021 and December 31, 2020, respectively, and was included on the balance sheets as accounts payable - related parties.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of September 30, 2021, and December 31, 2020, the amount due to the shareholder was $34,633 and $29,250, respectively is reflected in accounts payable – related parties on the balance sheets.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

The Company had $1,275 in revenue during the three months ended September 30, 2021 compared to $19,275 in revenue during the three months ended September 30, 2020. The decrease in revenue for the quarter was due to delayed lease payments, which payments were received after September 30, 2021 by the company.

Operating Expenses

For the three months ended September 30, 2021 operating expenses were $83,554 compared to $89,464 for the same period in 2020 for a decrease of $5,910. The decrease was primarily a result a decrease in consulting from related parties from $44,300 to $36,000 and a decrease in general and administrative expenses from $38,464 to $31,854. This was offset by an increase in consulting fees to unrelated parties from $5,000 to $10,000 and an increase in professional fees from $1,700 to $5,700.

Other Income (Expense)

Interest expense was $20,774 for the three months ended September 30, 2021 compared to $17,157 for the three months ended September 30, 2020. The interest expense increased due to an increase in the indebtedness of the Company.

Net Loss

The Company incurred losses of $103,053 for the three months ended September 30, 2021 compared to $87,346 during the three months ended September 30, 2020 due to the factors discussed above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

The Company had $15,825 in revenue during the nine months ended September 30, 2021 compared to $51,825 in revenue during the nine months ended September 30, 2020. The decrease was related to the sale of an asset prior in 2021 and to lease payments not yet received by the Company that were due in the quarter.

Operating Expenses

For the nine months ended September 30, 2021 operating expenses were $313,896 compared to $349,947 for the same period in 2020 for a decrease of $36,051. The decrease was primarily a result of the decrease in general and administrative fees from $158,094 to $29,513.

Interest and Financing Costs

Interest expense was $79,916 for the nine months ended September 30, 2021 compared to $65,426 for the nine months ended September 30, 2020. The interest expense increased for the period due to an increase the indebtedness for the company.

Net Loss

The Company incurred losses of $332,513 for the nine months ended September 30, 2021 compared to $346,178 during the nine months ended September 30, 2020 due to the factors discussed above.

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

The Company had $73,943 in cash at September 30, 2021 with availability on our related party lines of credit with FinTekk AP, LLC of $129,371, General Pacific Partners, LLC of $450,000, and Gemini Southern, LLC of $193,051. As of September 30, 2021 we had a working capital deficit of $2,068,114.

Operating activities

During the nine months ended September 30, 2021, we had $137,724 cash used in operating activities compared to $170,433 during the nine months ended September 30, 2020, a decrease in cash outflows of $32,709. The change was primarily due to a decrease in accounts payable related parties of $49,887.

Investing activities

We had $38,982 of cash provided by investing activities during the nine months ended September 30, 2021 versus ($69,000) in 2020. The increase was due to the sale of a trailer asset.

Financing activities

During the nine months ended September 30, 2021, we generated $123,212 from financing activities compared to $254,131 for the same period ended September 30, 2020. The decrease was primarily due to decreased borrowing from our related party line of credit of $352,744 from $608,720 from the same period in 2020.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2021, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management plans to address these deficiencies by undertaking various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

No changes in our internal control over financial reporting occurred during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2021, the Company had no senior securities issued and outstanding.

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

November 8, 2021

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer

