Form 10-K
period 2021-12-31
Teardroppers, Inc.
filed 2022-04-15
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of June 30, 2021.

On April 1, 2022, we had 45,920,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2021

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

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Kevin P. O’Connell. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC, which owns approximately seventy percent (70%) of our outstanding shares of common stock. On February 26, 2019, DEVCAP Partners, LLC, which is also controlled by Kevin O’Connell, had transferred all of the Company shares owned by DEVCAP Partners, LLC to FinTekk AP, LLC. We have incurred losses of $2,995,601 from inception through December 31, 2021. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP. The Company’s liability to DEVCAP has been assigned to FinTekk.. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. At December 31, 2021, we had outstanding $227,129 on the Line of Credit.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $375,000 or approximately $31,250 per month, consisting of: $10,000 for officers’ salaries, $5,000 for executive marketing assistants, $1,500 for additional office space, $1,500 for telecom and communications, $10,584 for marketing efforts, $3,000 for legal and accounting costs.

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

The Trailer Leasing business

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. On April 2, 2021, the 2006 Ultra Comp trailer was sold back to Rick Ware Racing, LLC for $75,095

In 2018, we leased the trailer for a term of four years to Rick Ware Racing, LLC, subsequent to the execution of the lease, we engaged Cody Ware as our Chief Executive Officer. Cody Ware is also employee of Rick Ware Racing, LLC. The terms of the lease are the fair market value of leases for such equipment. We have not as yet determined that we will enter into the equipment leasing business as a continuing part of our business.

On November 18, 2019, the Company acquired from Rick Ware Racing a 2007 Featherlite spread axle trailer and a 2008 Freightliner truck both used primarily in NASCAR related operations. The truck and the hauler can be used for promotional / advertising services. The purchase price of the Truck & Hauler was $190,000. In February 1, 2020 we acquired and leased back the truck & trailer for a term of four (4) years back to Rick Ware Racing, LLC for $5,003 per month. The lessee is a related party to our CEO and the lease was executed at fair market terms.

The Company paid for the Truck & Hauler with a promissory note from a related party (the “Hauler Note”). The Truck & Hauler Note bears interest at 12% per annum and with a term of 48 months and is payable on the 28th of each month for $5,003.

The Mobile Billboard Advertising Service

We also offer to provide advertising space on custom designed and manufactured “Teardrop Trailers” and standard cargo trailers purchased from independent trailer manufacturers of various sizes. Teardrop Trailers are usually designed for short-period accommodations for vacationers and travelers. A Teardrop Trailer, also known as a “Teardrop Camper Trailer”, is a streamlined, compact, lightweight travel trailer, which gets its name from its teardrop profile. Should we determine to order additional Teardrop Trailers, we intend to order them from independent “Kit” suppliers. Kits are available from several suppliers and are made up of all of the pre-cut, ready to assemble, components of a Teardrop Trailer, except for the chassis. Our initial order of a Teardrop Trailer was delivered to us on February 15, 2015. The Teardrop Trailer we received was assembled on a trailer chassis that we had obtained from an independent trailer chassis manufacturer. Our Teardrop Trailer has an outer skin of uncoated aluminum and is 6 feet in width, 10 feet in length and 5 feet in height. Wheels and tires are outside the body and are covered by fenders. Our Teardrop Trailer weighs less than 1000 pounds, so most vehicles, can tow one and have little effect on the vehicle's fuel consumption. We have previously paid $5,000 for the manufacture and assembly of our Teardrop Trailer.

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

As an alternative, we may acquire additional constructed or used trailers to include in our inventory.

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

Our rates will be negotiated at time of contract. We intend to charge an advertising client for a "turnkey" design and application of decals to our trailers at prices starting at $1200 with additional charges for more complex designs and for full wrapping services. We also intend to charge our clients a rental price of $295 per day, with an additional $175 per six-hour day if the client wishes us to supply a tow vehicle and driver. Our rates will be based upon the range of services, length of the advertising contract, vehicles needed, miles traveled, length of campaign, ancillary costs and other variables. There is a minimum rental of 3 days required. The client will be required to pay for liability and property damage insurance.

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

Financing the Business

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit -related party is subject to the approval of Mr. O’Connell. As of December 31, 2021, the balance owed on the Line of Credit was $227,129.

On February 24, 2014, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is owned by Kevin O’Connell, the owner and managing member of DEVCAP Partners, LLC, a majority shareholder of the Company. As of January 1, 2020, the line of credit was assumed by FinTekk AP, LLC, a sole member Texas limited liability company owned by Kevin O’Connell. The balance of the line of credit was $0 as of December 31, 2021 and 2020. The Company had unpaid accrued interest of $4,732 at December 31, 2021 and 2020, respectively.

Line of Credit with Gemini Southern, LLC

On December 12, 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. The Line of Credit Agreement provided that no interest would be owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 31, 2020. The line of credit was extended until December 31, 2023 and the credit line was increased to $950,000. The loan balance as of December 31, 2021 and 2020 was $876,931 and $640,626, respectively. On April 1st, 2018 Gemini Southern converted $525,000, the total amount owed to Gemini Southern as of that date, into 4,375,000 shares of our common stock at .12 per share.

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

Employees

As of December 31, 2021, we have no full-time employees. Our only employees consist of executive management personnel, all of whom devote 20% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Real Property

We do not own any real property. We do not own any intellectual property. We occupy office facilities at 620 Newport Center Dr. Ste. 1100 Newport Beach, Ca. 92660 for which we pay no rent per month to FinTekk AP, LLC our majority shareholder. It is a month-to-month oral agreement.

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

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized only $186,775 in revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2021 was $2,955,601. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

DEVCAP has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP. This line of credit has been assigned to FinTekk AP, LLC. Mr. O’Connell is the majority owner and the managing member of FinTekk AP, LLC. As of December 31, 2021, we had a balance of $227,129 on the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

Kevin P. O'Connell, the Managing Member of FinTekk, may have a conflict of interest should we determine to draw upon the Line of Credit. Kevin P. O'Connell will have to determine, whether it is in the best interest of FinTekk to approve or decline the "loan” or as our control shareholder, if it is in our best interest to approve the loan.

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

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $375,000 to provide sufficient capital to commence with operations and development of the business plan. Our business plan contemplates the development of a website and associated software to allow clients to track objects of interest in real time. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

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

Having two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only two directors currently, one who is our Chief Financial Officer . Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

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

	High	Low

January 1, 2019 –March 31, 2019	0.25	0.25
April 1, 2019 – June 30, 2019	0.25	0.25
July 1, 2019 – September 30, 2019
September 1, 2019 – December 31, 2019*	0.25	0.25
January 1, 2020–March 31, 2020	0.25	0.25
April 1, 2020 – June 30,2020	0.25	0.25
July 1, 2020 – September 30, 2020	0.25	0.25
October 1, 2020– December 31, 2020*	0.25	0.25
January 1, 2021 – December 31, 2021	0.25	0.25

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

Recent Sales of Unregistered Securities.

None

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2021 or 2020.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2021 or 2020.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2020 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Plan of Operation

Overview

On June 3, 2013, Teardroppers, Inc. (the “Company”, “we”, “us”, or “our”), was incorporated under the laws of the state of Nevada.

Throughout 2021, and moving forward we have focused on utilizing small and large cargo type trailers in our business. In certain cases, we will use acquire these trailers with the intent of lease them to our clients for advertising and promotion purposes. As an alternative, we have acquired cargo trailers in an acquisition transaction, and then executed a long-term lease agreement for the trailer in which the client takes full responsibility for the content production, advertising, and promotion used on the trailer.

We are also engaged in the business of mobile billboard advertising by offering to provide billboard advertising space on standardized and custom designed “Teardrop Trailers” and on car hauling trailers. Teardrop Trailers are usually designed for short-period accommodations for vacationers and travelers. Car hauling trailers are “box” like and have more space for advertising displays. Our trailers are light weight so that they can be towed behind small economy sized vehicles and pickup trucks. Beginning in 2015, we introduced classic car tow options with enclosed car hauler trailers as rental options.

Additionally, if the client desires, we can acquire a Teardrop style camper trailer for use in direct advertising or promotion by a client or acquire the same style trailer with the intent to lease directly to the client and allow them to manage and produce the content production, advertising, and promotion used on the trailer.

In 2017, we acquired a 2006 Ultra Comp car hauler trailer from Gemini Southern, LLC, a related party, and subsequently leased the trailer over a term of four years to Rick Ware Racing, a company associated with our Chief Executive Officer. The terms of the lease are the fair market value of leases for such equipment. On April 2, 2021 the trailer was sold directly to the lessee and the lease was terminated.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Intangible and Long-Lived Assets - We follow ASC 360, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2021 and 2020.

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

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after December 31, 2021, and accordingly our current cash balances will not be sufficient to fund our operating expenses after December 31, 2021. We have received only $186,775 in revenues since our inception through December 31, 2021 and have incurred an accumulated net loss of $2,955,601 and accumulated net cash used in operations of $1,374,516.

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

On January 1, 2018, the Company adopted the provisions of ASC 606 Revenue from Contracts with Customers, and related Accounting Standards Updates. This new revenue recognition standard has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020

Revenues

Revenues for the year ended December 31, 2021 were $15,825 compared to $71,850 for the year ended December 31, 2020. The Company incurred no cost of revenue for 2021 and 2020. Revenue for 2021 was not advertising related and primarily derived to leasing income received by the Company.

Interest income – related parties for the year ended December 31, 2021 was $25,688 compared to $24,771 in the year ended December 31, 2020. The Company entered into two direct financing leases with related parties in 2020.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $423,905 as compared to $459,104 for the year ended December 31, 2020. Expenses in 2021 compared to 2020 included $47,500 compared to $57,410 in consulting to unrelated party, $159,000 compared to $132,330 in consulting to related party, $182,192 compared to $196,471 in general and administrative, and $35,213 compared to $72,893 in professional fees. The decrease in expenses in 2021 is attributable to a decrease in general and administrative expenses and professional fees.

Interest Expense

Interest expense – related parties for the twelve months ended December 31, 2021 was $100,804 and $88,133 in the twelve months ended December 31, 2020. The increase in interest expense in 2021 is directly related to an increase in the indebtedness of the Company.

Interest expense – unrelated parties was $6,515 for the twelve months ended December 31, 2021 and $2,282 for the twelve months ended December 31, 2020. The increase in 2021 is directly related to debt incurred in 2020 to finance an asset used in a direct financing lease.

Net Loss

The net loss for the twelve months ended December 31, 2021 was $458,648 as compared to a loss of $452,898 for the twelve months ended December 31, 2020 due to the factors discussed above. The net loss increased in 2021 due to a increase in administrative fees accrued to unrelated parties.

Liquidity & Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2021 the Company had total assets of $239,724, comprising primarily of $29,158 in cash, $129,144 in property and equipment before an allowance for depreciation, and current liabilities of $2,263,331 and a working capital deficit of $2,178,811. The Company has incurred losses since Inception to December 31, 2021 of $2,955,601 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period of one year from December 31, 2021. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Operating Activities

During the year ended December 31, 2021, we used $187,815 in cash in operating activities, compared to $205,760 during the year ended December 31, 2020. The decrease in cash used during 2021 was primarily due to a decrease in the amount of cash used to pay for expenses incurred by the company.

Investing Activities

During the year ended December 31, 2021 we provided $38,981 from investing activities related to proceeds from the sale of assets , compared to using $69,000 during the year ended December 31, 2020. The reduction for 2021 was due to a reduced need for capital to acquire assets for leasing.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities were $128,519 compared to $274,198 during the year ended December 31, 2020.

Stockholder Matters

Total stockholders’ deficit was $2,081,123 on December 31, 2021 and was $1,622,475 on December 31, 2020.

Management expects to raise $375,000 in capital through the issuance of debt and equity in 2022 and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

Management estimates that the cost of operating our business for the next 12 months will require additional capital of $375,000 or approximately $31,250 per month, consisting of: $10,000 for officers’ salaries, $5,000 for executive marketing assistants, $1,500 for additional office space, $1,500 for telecom and communications, $10,584 for marketing efforts, $3,000 for legal and accounting costs.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with DEVCAP. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell is also the managing member and majority membership interest holder of General Pacific Partners, LLC a limited liability company (“GPP”). In February of 2014, the Company established a $450,000 unsecured line of credit with GPP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. Beginning January 1, 2020, FinTekk AP, LLC a Texas single member limited liability company owned by Kevin O’Connell assumed the line of credit. As of December 31, 2021, we have $0 balance on the GPP line of credit.

Mr. O'Connell is the managing member and the majority membership interest holder of DEVCAP Partners, LLC, a limited liability company (“DEVCAP”). In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP (the “Line of Credit. The Company’s liability to DEVCAP has been assigned to FinTekk. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC and FinTekk owns approximately seventy-eight (70%) of the outstanding shares of common stock of the Company. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2021, we owe $227,219 on the FinTekk line of credit.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the drawing down of capital from our lines of credit. At December 31, 2021, the Company had cash on hand of $29,158.

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

Financing Needs

Including the net proceeds from a private placement stock offering, the Company may only have sufficient funds to conduct its operations through December 31, 2022. We earned revenue of 15,825 in 2021, and $71,850 for the year ended December 31, 2020. It is anticipated that the Company will generate additional revenue in 2022; however, there can be no assurance that if in fact the Company does generate increased revenue in 2022, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Recent Financings

As of December 31, 2021, we had a balance owing of $227,129 to one related party; FinTekk AP, LLC and $876,931 to a related party lender, Gemini Southern, LLC, pursuant to unsecured Line of Credit Agreements and a loan payable. The Line of Credit Agreements and loan payable provide for interest at the rate of 10% per annum.

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

On July 25th, 2020, the Company acquired a 2020 Porsche Macan S to be used as a medium duty tow vehicle and a promotional vehicle in our business. The Company received a loan from an outside party for $69,000. The term of the loan is for sixty 60 months at 10% interest payable monthly beginning September 1, 2020.

On February 4, 2021, the Company acquired a 1983 Toyota Hilux pick-up truck to be used in the business for light duty towing and advertising and promotion. The truck was acquired through a loan from the FinTekk AP, LLC line of credit. The purchase price was $36,113.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Larry Krogh	56	Director*
Cody S. Ware	26	President & CEO
Rayna Austin	30	CFO & Director**
Robert J. Waltos	60	Director**

_______________

*	Mr. Krogh was a Director until February 1, 2021.
**	Mr. Waltos and Ms Austin were elected to the board on February 1, 2021

Cody S. Ware – On September 25, 2018 – Cody Ware was appointed as the Chief Executive Officer and Chief Financial Officer of the Company. From 2012 to the date of this 10-K Report, Mr. Ware has been involved in professional motorsports both as a driver and as a businessman. He has worked a with professional racing teams across all of the top levels in NASCAR stock car and IMSA sports car series. Mr. Ware has secured various levels of sponsorship with multiple national companies such as Racetrac gas stations and Bubba Burger. Mr. Ware has been able to tie in professional athletes from all over the country to help bring NASCAR into the mainstream light as well as showcase business to business relationships. Mr. Ware completed courses at La Sierra University in Riverside, California.

Rayna Austin – On February 1, 2021, Ms Austin was appointed CFO and director for the Company. From February of 2014 through the present, Ms. Austin has provided management consulting, business development and accounting for small businesses through her company, RMA Services. Ms. Austin received a Bachelor of Arts (BA) in Criminal Justice and minor in Psychology from the University of Nevada, Las Vegas, earned her Paralegal Certification from University of California Irvine, and her Accounting and QuickBooks Certifications from the National Association of Certified Public Bookkeepers.

Robert J. Waltos - Mr. Waltos brings over 30 years of experience driving business growth and sustainability for insurance and financial services organizations. From 1993 to the present, Mr. Waltos has been involved with management consulting, insurance services and financial planning. In 1993, Mr. Waltos relocated to the home office of Northwestern Mutual, where he served as Assistant Regional Director of Agencies, Director of Recruitment and New Agent Development, and Managing Director in the Life Marketing Department. In 1999, he had over 40,000 policy owners within Orange County and surrounding Los Angeles and Inland Empire counties. Mr. Waltos took Southern California Northwestern Mutual from less than 20 advisors to more than 120 advisors. Capital under management during this period grew from $30M to $1.3B with over 25K transactions per quarter. In 2014, Bob became Managing Director of Capstone Partners Financial, whose nearly 100 financial representatives and specialists offer services in the areas of personal, business and estate solutions, utilizing life, disability and long-term care insurance, as well as offering investment services. In 2017, Mr. Waltos founded True Path Financial and Insurance Services located in Southern California.

Mr. Waltos earned his MS in both Financial Services and Management from The American College, and a BBA from Peru State College. Mr. Waltos professional credentials include Certified Financial Planner (CFP®), Chartered Life Underwriter (CLU), Chartered Financial Consultant (ChFC), and Chartered Advisor for Senior Living® (CASL™), and Master of Science in Management (MSM), and Master of Science in Financial Services. He is also a member of the Financial Planning Association (FPA), a member of GAMA and is certified at the level of IMA Platinum in the International Distribution Management Award program. Agencies under Mr. Waltos guidance have been in the top 2% of all Insurance and Finance Service firms in the United States.

ITEM 11 – EXECUTIVE COMPENSATION

Our Chief Executive Officer, Cody Ware, receives $4,500 per month pursuant to an oral understanding. Our former CEO, and director, in 2018, received 15,000 shares of common stock of the Company valued at $1.00 per share.

The Company does not intend to pay employee directors a separate fee for their services.

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

The officers and directors have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay directors a separate fee for their services.

The following table summarized our executive compensation for the years ended December 31, 2021 and 2020.

				Stock	Compensation	All Other	Annual Compensation
Name/Position	Year	Salary	Bonus	Options	Plans	Compensation	Total

Larry Krogh (3)	2021	$–	$–	$–	$–	$15,000	$15,000
Former Chief Executive Officer	2020	$–	$–	$–	$–	$–	$–

Cody Ware (1)	2021	$18,000	$–	$–	$–	$–	$18,000
Chief Executive Officer	2020	18,000					$18,000

Rayna Austin(2)	2021	$96,000					$96,000

____________________

(1) Mr. Ware was appointed Chief Executive Officer on September 25, 2018. He was paid $1,500 per month pursuant to an oral understanding with the Company. Beginning July 2020 and continuing through December 2021, he was paid $4,500 per month.

(2) Ms. Austin was appointed Chief Financial Officer and a director on February 1, 2021.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of December 31, 2021 by the following persons:

Name	No. of Shares owned	Percentage of Shares Outstanding
FinTekk AP, LLC (1)	32,340,000	70.0%
Steven Verska (2)	2,150,000	4.7%
GB Investments, Inc. (3)	3,250,000	7.1%
Cassin Farlow, LLC (4)(5)	1,900,000	4.1%
Gemini Southern, LLC(3)	4,375,000	9.5%

Directors and Officers as a Group		.04%

_______________

(1)	Kevin O'Connell has full investment authority for shares of FinTekk Partners, LLC. On February 26, 2019, DEVCAP Partners, LLC transferred all of its shares in the Company to FinTekk AP, LLC.

(2)	Includes 75,000 shares owned by Shark Diver Consulting, Inc. Mr. Verska has investment authority for the shares owned by Shark Diver Consulting, Inc.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority membership holder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. The Company’s liability to DEVCAP has been assigned to FinTekk. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. Fintekk owns approximately seventy (70%) of the outstanding shares of common stock of the Company. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2021, we had a balance owing of $227,219 from the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the “loan” or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $6,307 on December 31, 2021.

In addition, we have a line of credit established with General Pacific Partners, LLC (GPP). Kevin P. O’Connell is the majority membership holder of GPP. This line of credit with the Company is $450,000. The receipt of funds from this line of credit is subject to the approval of GPP. As of December 31, 2021, we had no balance owing ($0) to the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of GPP to approve or decline the “loan” or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $4,732 on December 31, 2021.

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

On April 2, 2021, the 2006 Ultra Comp trailer was sold back to Rick Ware Racing, LLC for $75,095 and the lease was terminated.

Cody Ware is the son of Rick Ware. We have entered into a trailer lease agreement with Rick Ware through February 1st, 2022. The lease terms are as described herein above.

On February 4, 2021, the Company acquired a 1983 Toyota Hilux pick-up truck to be used in the business for light duty towing and advertising and promotion. The truck was acquired through a loan from the FinTekk AP, LLC line of credit. The purchase price was $36,113.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

We retained Assurance Dimensions, Certified Public Accountants and Associates of Coconut Creek, FL to audit the 2021 and 2020 financial statements. The following are the services provided and the amounts billed.

Audit & Review Fees

The aggregate fees billed, for professional services rendered for the reviews of quarterly reports and the audit of the Company’s annual financial statements during the fiscal years ended December 31, 2021 and 2020, was $35,213 and $28,580, respectively.

Related Fees

For the year ended December 31, 2021 and 2020 there were no fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2021 and 2020, the Company incurred no fees for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2021 and 2020 there were no other fees billed for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2021 and 2020

Statements of Operations for the Years Ended December 31, 2021 and 2020

Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and December 31, 2020

Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of The Teardroppers, Inc., as amended *
3(ii).1	Corporate Bylaws for The Teardroppers, Inc. *
10.1(*)	Line of Credit Agreement with DEVCAP Partners, LLC
10.2(*)	Purchase Order for Teardrop Trailer dated July 23, 2014
10.3(*)	Consulting Agreement with DEVCAP Partners, LLC dated January 1, 2014
10.4(*)	Consulting Agreement with Gemini Southern LLC, dated September 30, 2013
10.5(*)	Consulting agreement with Rayna Austin, dated October 8, 2013
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_______________

* Previously filed with Form S-1

ITEM 16 – FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Teardroppers, Inc.

Date: April 15, 2022	By:	/s/ Cody Ware
Cody Ware
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cody Ware	Chief Executive Officer, Chief	April 15, 2022
Cody Ware	Financial Officer and Treasurer, (Principal Executive Officer and Principal Financial Officer)

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Teardroppers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Teardroppers, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and net cash used in operating activities of $458,648 and $187,815, respectively, for the year ended December 31, 2021, and a working capital deficit, stockholders’ deficit, and accumulated deficit of approximately $2,178,811, $2,081,123, and $2,955,601, respectively, as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Collectability of receivables

Description of the Matter

During the two-year period ended December 31, 2021, the Company purchased and leased back assets to various related parties. The term of the leases ranged between 48-60 months. At the end of the leases, the related parties have the right to purchase the assets. These leases were accounted for as finance leases in accordance with Accounting Standards Codification 842, Leases. Significant judgement is involved in estimating the collectability of these receivables.

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

Margate, Florida

April 15, 2022

The Teardroppers, Inc.

BALANCE SHEETS

	Dec. 31, 2021	Dec. 31, 2020

ASSETS

Current assets
Cash	$29,158	$49,473
Lease payments receivable	–	1,000
Lease receivable - related party (current portion)	54,309	46,816
Interest receivable	1,053	565
Prepaid expenses	–	4,072
Total current assets	84,520	101,926

Property and equipment:
Cost	129,114	288,089
Less accumulated depreciation	(90,088)	(185,153)
Property and equipment, net	39,026	102,936

Lease receivable - related party (net)	116,178	168,957

Total Assets	$239,724	$373,819

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$358,625	$319,455
Accounts payable - related parties	453,176	336,081
Customer deposits	14,500	14,500
Contract liability - related party	–	11,760
Current portion of notes payable	5,695	4,737
Current portion of notes payable - related party	–	35,932
Current portion of right of use asset lease payable - related party	–	3,656
Accrued interest - unrelated parties	1,051	566
Line of credit from related party	1,104,060	867,011
Accrued interest payable-related parties	326,224	272,338
Total current liabilities	2,263,331	1,866,036

Long-term liabilities:
Note payable	57,516	63,125
Note payable - related party	–	47,747
Right of use asset lease payable - related party	–	19,386
	57,516	130,258

Total Liabilities	2,320,847	1,996,294

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0 issued and outstanding	–	–
Common stock, par value $0.001, authorized 100,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(2,955,601)	(2,496,953)
Total Stockholders' Deficit	(2,081,123)	(1,622,475)

Total Liabilities and Stockholders' Deficit	$239,724	$373,819

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2021	Dec. 31, 2020

Revenues
Lease revenue - unrelated parties	$3,825	$5,100
Lease revenue - related parties	12,000	48,000
Consulting fees - related party	–	18,750
	15,825	71,850

Operating expenses:
Consulting to related party	159,000	132,330
Consulting to unrelated party	47,500	57,410
General and administrative	182,192	196,471
Professional fees	35,213	72,893
	423,905	459,104

Operating loss	(408,080)	(387,254)

Other expense:
Interest income - related parties	25,688	24,771
Gain on sale of assets - related party	25,595	–
Gain on sale of assets - unrelated party	5,468	–
Interest expense - related parties	(100,804)	(88,133)
Interest expense - unrelated parties	(6,515)	(2,282)
	(50,568)	(65,644)

Net loss before taxes	(458,648)	(452,898)

Income tax provision	–	–

Net loss	$(458,648)	$(452,898)

Net loss per share

Net loss per share - Basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	45,920,000	45,920,000

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF STOCKHOLDERS'  DEFICIT

							Total
					Additional		Stockholders’
					Paid In	Accumulated	Equity
	Preferred Stock		Common Stock		Capital	Deficit	(Deficit)
	Shares	Amount	Shares	Amount

Balances December 31, 2019	–	$–	45,920,000	$45,920	$828,558	$(2,044,055)	$(1,169,577)

Net loss for the year	–	–	–	–	–	(452,898)	(452,898)

Balances December 31, 2020	–	–	45,920,000	45,920	828,558	(2,496,953)	(1,622,475)

Net loss for the year	–	–	–	–	–	(458,648)	(458,648)

Balances December 31, 2021	–	$–	45,920,000	$45,920	$828,558	$(2,955,601)	$(2,081,123)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2021	Dec. 31, 2020
Cash Flows From Operating Activities:
Net loss	$(458,648)	$(452,898)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,984	59,785
Bad debt losses	3,000	–
Gain on sale of assets	(31,063)	–

Changes in Operating Assets and Liabilities
Increase in interest receivable - related party	(488)	(565)
Decrease (Increase) in prepaid expenses	4,072	(318)
Decrease in lease receivable - related party	45,286	33,727
Increase in other receivable	(2,000)	–
Increase in accounts payable - unrelated parties	39,170	74,693
Increase in accounts payable - related parties	121,501	8,847
Increase in accrued interest - unrelated parties	485	566
Increase in accrued interest-related parties	53,886	74,643
Decrease in contract liability - related party	–	(4,240)

Net cash used in operating activities	(187,815)	(205,760)
.
Cash Flows From Investing Activities:
Purchase of equipment	(36,114)	(69,000)
Proceeds from sale of assets	75,095	–

Net cash provided by (used in) investing activities	38,981	(69,000)

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	598,244	741,320
Proceeds from note payable -unrelated party	–	69,000
Repayments on line of credit to related party	(361,195)	(499,674)
Repayments on notes payable - related parties	(83,679)	(31,888)
Repayments on notes payable - unrelated parties	(4,651)	(1,138)
Principal payments on lease payable - related parties	(20,200)	(3,422)

Net cash provided by financing activities	128,519	274,198

Net Decrease In Cash	(20,315)	(562)

Cash At The Beginning Of The Period	49,473	50,035

Cash At The End Of The Period	29,158	49,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets transferred in direct financing lease	$–	$249,500

Cash paid during the year for:
Interest	$52,948	$15,205
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the financial statements.

TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

In addition, we own cargo trailers with flat non rivet panel siding that can be used for hauling and transportation. These trailers range in size from 15 feet to 51 feet. We lease these trailers for transportation of goods and for advertising of their respective business or the businesses of lessee clients

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2021 and 2020.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively, using the market and income approaches.

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

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the years ended December 31, 2021 and 2020, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder is considered a related party. For the years ended December 31, 2021 and 2020, related party lease income was $12,000 and $48,000, respectively. On April 2, 2021, the equipment was sold to the lessee and the lease terminated. See Note 7 for details.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the years ended December 31, 2021 and 2020, the Company recognized lease income of $3,825 and $5,100, respectively. On October 8, 2021 the vehicle was sold to the lessee and the lease was terminated.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the years ended December 31, 2021 and 2020, the Company recognized interest revenue of $19,165 and $22,491, respectively. See Note 5 for details.

On August 1, 2020, the Company leased a vehicle for $69,000 to a related party. The lease is classified as a direct financing lease. The lease is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the years ended December 31, 2021 and 2020, the Company recognized interest revenue of $6,523 and $2,280, respectively. See Note 5 for details

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of December 31, 2021 and 2020, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

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

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25. The Company’s tax returns for tax years in 2013 through 2021 remain subject to potential examination by the taxing authorities.

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

There were no potentially dilutive shares outstanding as of December 31, 2021, and December 31, 2020, respectively.

Accounting for Leases

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). effective for fiscal year beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating, direct financing or sales type leases. The Company adopted the provisions of ASC 842 for the year ended December 31, 2019. Prior to 2019, the Company had no leases which required retroactive application. For the years ended December 31, 2021 and 2020, the Company had agreements that qualified as operating leases. See Note 10 for details. For the years ended December 31, 2021 and 2020, the Company had agreements that qualified as financing leases. See Note 4 for details.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. See Note 6 for further discussion of line of credit terms and relationships.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2021.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company’s adoption of this amendment did not have a material impact on the Company’s Financial Statements.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of December 31, 2021, the Company has an accumulated deficit of $2,955,601, net cash outflow from operating activities of $187,815, and a net loss for the current year of $458,648. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022	$60,036
2023	60,036
2024	5,003
Total	125,075
Less deferred interest	(17,989)
Less current portion	(47,335)
Long-term lease receivable	$59,751

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022	$12,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	81,000
Less deferred interest	(17,599)
Less current portion	(6,974)
Long-term lease receivable	$56,427

Income from both leases is reflected on the statement of operations as interest income – related parties. For the year ended December 31, 2021 and 2020 interest income was reported of $25,688 and $24,771, respectively.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Property and equipment, purchased	$129,114	$258,000
Property and equipment, leased	–	30,089
Total property and equipment	129,114	288,089
Less: accumulated depreciation	(90,088)	(185,153)
Property and equipment, net	$39,026	$102,936

Depreciation expense for the years ended December 31, 2021 and 2020 was $36,984 and $59,785 respectively.

On November 12, 2019, the Company acquired for $190,000 a 2008 Freightliner truck and a 2007 Featherlite trailer for use in the business operations. On February 1, 2020, the Company leased the truck and trailer to a related party. The lease is classified as a financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the balance sheet as lease receivable – related party. See Note 4 for details.

On April 2, 2021 the Company sold a NASCAR hauler to a related party at a gain of $25,595. On October 8, 2021, the Company sold leased equipment to the lessee at a gain of $5,468.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with an extended maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of December 31, 2021, and 2020, the balance of the line of credit was $227,129 and $226,385, respectively. The Company recorded accrued interest of $6,307 and $27,534 on the line of credit at December 31, 2021 and 2020, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of December 31, 2021, and 2020. The Company owes accrued interest of $4,732 as of December 31, 2021 and 2020, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. As of December 31, 2021, and 2020, the balance due on the line was $876,931 and $640,626, respectively. The Company recorded accrued interest of $169,553 and $94,600 as of December 31, 2021 and 2020, respectively.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which monies were to be paid to the Company by Gemini Southern, LLC, pursuant to the Consulting Agreement dated September 20, 2013. The balance was to be paid with interest commencing January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, 525,000, was converted into 4,375,000 shares of common stock of the Company. The Company recorded accrued interest on this loan of $145,632 as of December 31, 2021 and 2020 respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

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

On December 22, 2018, the Company leased a vehicle from the majority shareholder. The term of the lease is 84 months with payments of $423 per month. At the end of the lease the Company could purchase the vehicle for $2,500. The value of the right of use asset and corresponding liability at the date of inception was $30,089, the net present value of the lease payments, including the purchase option, using an interest rate of 6.649% in accordance with the provisions of ASC 842. The right of use asset was included in property and equipment as a leased asset as of December 31, 2020. On October 8, 2021, the vehicle was sold resulting in a gain of $5,468. The lease was terminated. The remaining balance due to the lessor was $21,850. A payment of $19,008 was made to the lessor and the balance of $2,842 is included in accounts payable related parties.

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $41,722.25 is due in August 2025. The loan is secured by the vehicle.

Principal payments for the next five years will be as follows:

2022	$5,695
2023	5,437
2024	6,006
2025	46,073
Total	63,211
Less current portion	(5,695)
Long-term liability	$57,516

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

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay approximately $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the years ended December 31, 2021 and 2020, the Company recorded consulting fee expense of $105,000 and $95,000 respectively. The amount due but unpaid is $287,835 and $243,825 at December 31, 2021 and 2020, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at December 31, 2021 and 2020, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at December 31, 2021 and 2020, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective July 2020, the amount was increased to $4,500 per month. For the years ended December 31, 2021 and 2020, the Company recorded consulting fee expense of $54,000 and $42,000 respectively. As of December 31, 2021, and 2020, the amount due but unpaid was $43,500 and $3,000, respectively and is included in accounts payable – related parties on the balance sheet.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of December 31, 2021 and 2020, the amounts due to the shareholder was $50,075 and $29,250 and is reflected in accounts payable – related parties on the balance sheet.

Other related party transactions

On January 9, 2019, the Company leased a 2018 Ford F-150 truck for a term of two years at $425 per month. The truck was acquired December 22, 2018 from the majority shareholder as described in Note 10. The lessee is an outside consultant for the Company. On October 8, 2021, the truck was sold to the lessee for $19,008 and the lease was terminated.

NOTE 9 – STOCKHOLDERS’ DEFICIT

At the time of incorporation, the Company was authorized to issue 10,000 shares of common stock and 1,000 shares of preferred stock with a par value of $0.001. The Company amended its articles of incorporation to increase it authorized shares to 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.001 par value.

NOTE 10 – OPERATING LEASES

Operating Leases - Lessee

On December 22, 2018, the Company leased a vehicle from the majority shareholder. See further details of this lease in Note 7. On October 8, 2021, the vehicle was sold to the lessee for $19,008 and the lease was terminated.

Operating Leases – Lessor

The Company entered into an agreement with a principal vendor for the lease of a Company vehicle. The lease is classified as a lessor operating lease under ASC 842. The term of the lease is 24 months, effective January 2019 and expiring December 2020. Depreciation expense for the vehicle subject to the lease is provided on the straight-line method over the useful life of the vehicle in accordance with the Company’s normal depreciation policy. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. On October 8, 2021, the vehicle was sold to the lessee for $19,008. Depreciation expense related to the vehicle was $4,513 and $6,018 for the years ended December 31, 2021 and 2020, respectively.

Investments in operating leases are as follows at December 31:

	2021	2020
Machinery and equipment, at cost	$–	$30,089
Accumulated depreciation	–	(12,036)
Net investments in operating leases	$–	$18,053

NOTE 11 - INCOME TAXES

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Legislation passed in December 2017 changed the tax rate on corporate income for tax years beginning in 2018 to 21% at all levels of income. This rate is used to determine the deferred tax effect in future years. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2021 and 2020, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid.

At December 31, 2021 and 2020, the Company had net operating loss carryforwards of approximately $2,305,000 and $2,011,000, respectively, of which approximately $1,250,000 will begin to expire in 2037 and the remainder is carried forward indefinitely.

Deferred tax assets consisted of the following:

	2021	2020
Net operating loss carryforwards	$484,131	$434,474
Share based compensation	2,850	2,850
Accounts payable, related party	86,608	62,018
Other deferred tax items	37,667	14,949
Valuation allowance	(611,256)	(514,291)
Total deferred tax assets	$–	$–

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2021 and 2020 was $96,965 and $86,187, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2021 and 2020 is as follows:

	2021	2020
Expected tax at 21%	$(611,256)	$(514,291)
Change in valuation allowance	611,256	514,291
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021, and 2020, the Company had no accrued interest and penalties related to uncertain tax positions.

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

NOTE 12—CONTINGENCIES AND COMMITMENTS

The Company’s ability to collect on receivables and pay liabilities is connected to NASCAR race schedule. The 2020 and 2021 NASCAR schedules were severely disrupted by Covid, which caused delays in both collections and payments. Management believes the 2022 NASCAR schedule will not be disrupted. This will allow collections on receivables and payments on liabilities to be timely made. There are no other commitments or contingencies related to the assets and liabilities that are not disclosed above.

NOTE 13 – SUBSEQUENT EVENTS

The COVID-19 outbreak in 2020 had a significant impact on business in general. The NASCAR race schedule was severely disrupted. The Company’s operations are directly connected to the NASCAR schedule. Due to the disruption in NASCAR events, collection of revenues and payment of expenses was delayed in some cases. Revenues declined significantly in 2021 versus 2020. Expenses for 2021 were consistent with prior periods. The Company did not experience a significant detrimental change. Management believes the 2022 NASCAR race schedule will not be significantly impacted and should not have a material impact on future operations. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials.

