Form 10-Q
period 2022-03-31
Teardroppers, Inc.
filed 2022-05-18
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 45,920,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 16, 2022.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets
Cash	$34,305	$29,158
Lease receivable - related party (current portion)	60,012	54,309
Interest receivable	2,258	1,053
Total current assets	96,575	84,520

Property and equipment:
Cost	129,114	129,114
Less accumulated depreciation	(96,394)	(90,088)
Property and equipment, net	32,720	39,026

Lease receivable - related party (net)	101,785	116,178

Total Assets	$231,080	$239,724

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$377,825	$358,625
Accounts payable - related parties	476,170	453,176
Customer deposits	14,500	14,500
Current portion of notes payable	5,861	5,695
Accrued interest - unrelated parties	1,028	1,051
Lines of credit from related parties	1,154,060	1,104,060
Accrued interest payable-related parties	353,783	326,224
Total current liabilities	2,383,227	2,263,331

Long-term liabilities:
Note payable	56,009	57,516

Total Liabilities	2,439,236	2,320,847

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 45,920,000	45,920	45,920
Additional paid in capital	828,558	828,558
Accumulated deficit	(3,082,634)	(2,955,601)
Total Stockholders' Deficit	(2,208,156)	(2,081,123)

Total Liabilities and Stockholders' Deficit	$231,080	$239,724

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues
Lease revenue - unrelated parties	$–	$1,275
Lease revenue - related parties	–	12,000
	–	13,275

Operating expenses:
Consulting to related party	43,500	36,000
Consulting to unrelated party	5,000	22,500
General and administrative	38,606	55,177
Professional fees	16,193	18,113
	103,299	131,790

Operating loss	(103,299)	(118,515)

Other income (expense):
Interest income - related parties	5,372	7,023
Interest expense - unrelated parties	(1,547)	(1,676)
Interest expense - related parties	(27,559)	(22,582)
	(23,734)	(17,235)

Net loss before taxes	(127,033)	(135,750)

Income tax provision	–	–

Net loss	$(127,033)	$(135,750)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	45,920,000	45,920,000

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

					Additional		Total
	Preferred Stock ($0.001 par)		Common Stock ($0.001 par)		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances December 31, 2021	–	–	45,920,000	$45,920	$828,558	$(2,955,601)	$(2,081,123)

Net loss for the period	–	–	–	–	–	(127,033)	(127,033)

Balances March 31, 2022	–	–	45,920,000	$45,920	$828,558	$(3,082,634)	$(2,208,156)

Balances December 31, 2020	–	–	45,920,000	$45,920	$828,558	$(2,496,953)	$(1,622,475)

Net loss for the period	–	–	–	–	–	(135,750)	(135,750)

Balances March 31, 2021	–	–	45,920,000	$45,920	$828,558	$(2,632,703)	$(1,758,225)

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(127,033)	$(135,750)

Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	6,306	15,358

Changes in Operating Assets and Liabilities
(Increase) decrease in interest receivable - related party	(1,205)	10
Decrease in prepaid expenses	–	413
Decrease in lease receivable - related party	8,690	10,826
Increase in other receivable	–	(2,000)
Increase in accounts payable - unrelated parties	19,200	25,914
Increase in accounts payable - related parties	22,994	17,510
Increase in accrued interest-related parties	27,559	19,989
Decrease in accrued interest - unrelated parties	(23)	(11)

Net cash used for operating activities	(43,512)	(47,741)

Cash Flows From Investing Activities:
Purchase of vehicle	–	(36,113)

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	75,000	163,500
Repayments on line of credit to related party	(25,000)	(72,509)
Repayments on notes payable - unrelated parties	(1,341)	(1,227)
Repayments on notes payable - related parties	–	(8,584)
Repayments on lease payable - related parties	–	(593)

Net cash provided by financing activities	48,659	80,587

Net Decrease In Cash	5,147	(3,267)

Cash At The Beginning Of The Period	29,158	49,473

Cash At The End Of The Period	34,305	46,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Assets acquired in exchange for stock	$–	$–
Conversion of related party debt to stock	$–	$–
Asset transferred for cancellation of shares	$–	$–
Asset acquired for debt	$–	$–

Cash paid during the period for:
Interest	$1,569	$4,280
Franchise and income tax	$–	$–

The accompanying condensed notes are an integral part of the unaudited financial statements.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, lease liabilities, useful lives of assets and related depreciation, and valuation of deferred tax assets.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

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

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2022 and December 31, 2021.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, using the market and income approaches.

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

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three months ended March 31, 2022 and 2021, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder is considered a related party. For the three months ended March 31, 2022 and 2021, related party lease income was $0 and $12,000 respectively.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the three months ended March 31, 2022 and 2021, recognized operating lease income of $0 and $1,275, respectively.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest income is reflected on the condensed statement of operations. For the three months ended March 31, 2022 and 2021, the Company recognized interest income of $3,819 and $5,347, respectively. See Note 4 for details

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

On September 1, 2020, the Company leased a vehicle for $69,000 to a related party. The lease is classified as a direct financing lease. The lease is reflected on the condensed balance sheet as lease receivable – related party. Interest income is reflected on the condensed statement of operations. For the three months ended March 31, 2022 and 2021, the Company recognized interest income of $1,553 and $1,676, respectively. See Note 4 for details.

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of March 31, 2022 and December 31, 2021, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

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

There were no potentially dilutive shares outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of March 31, 2022, the Company has an accumulated deficit of $3,082,634, net cash outflow from operating activities of $43,512 and a net loss for the current period of $127,033. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022 (remainder of year)	$45,027
2023	60,036
2024	5,003
Total	110,066
Less deferred interest	(10,394)
Less current portion	(52,881)
Long-term lease receivable	$46,791

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022 (remainder of year)	$11,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	80,000
Less deferred interest	(17,876)
Less current portion	(7,130)
Long-term lease receivable	$54,994

Income from both leases is reflected on the statement of operations as interest income – related parties. For the three months ended March 31, 2022 and 2021 interest income of $5,372 and $7,023, respectively was reported.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Property and equipment, purchased	$129,114	$129,114
Less: accumulated depreciation	(96,394)	(90,088)
Property and equipment, net	$32,720	$39,026

Depreciation expense for the three months ended March 31, 2022 and 2021 was $6,306 and $15,358 respectively.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with an extended maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of March 31, 2022 and December 31, 2021, the balance of the line of credit was $202,129 and $227,129, respectively. The Company recorded accrued interest of $11,750 and $6,307 on the line of credit at March 31, 2022 and December 31, 2021, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of March 31, 2022 and December 31, 2021. The Company owes accrued interest of $4,732 as of March 31, 2022 and December 31, 2021, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. As of March 31, 2022 and December 31, 2021, the balance due on the line was $951,931 and $876,931, respectively. The Company recorded accrued interest of $191,669 and $169,553 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 7 – LONG-TERM LIABILITIES

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $41,722 is due in August 2025. The loan is secured by the vehicle.

Principal payments for the next five years will be as follows:

2022 (remainder of year)	$4,545
2023	5,458
2024	6,029
2025	45,838
Total	61,870
Less current portion	(5,861)
Long-term liability	$56,009

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTIES ACCOUNTS PAYABLE

Note payable – Gemini Southern, LLC

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which monies were to be paid to the Company by Gemini Southern, LLC, pursuant to the Consulting Agreement dated September 20, 2013. The balance was to be paid with interest commencing January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 shares of common stock of the Company, valued at $0.12 per share. The Company recorded accrued interest on this loan of $145,632 as of March 31, 2022 and December 31, 2021, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

Line of credit from related parties

The Company has two line of credit agreements with related parties. FinTekk AP, LLC is also the majority shareholder in the Company. DEVCAP Partners, LLC is owned by the same related party that owns Fintekk AP. See Note 6 for further disclosure.

TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay approximately $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three months ended March 31, 2022 and 2021, the Company recorded consulting fee expense of $22,500, respectively. The amount due but unpaid is $310,335 and $287,835 at March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at March 31, 2022 and December 31, 2021, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at March 31, 2022 and December 31, 2021, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective July 2020, the amount was increased to $4,500 per month. The Company recorded consulting fee expense of $13,500 for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the amount due but unpaid was $54,000 and $43,500, respectively and is included in accounts payable – related parties on the balance sheet.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of March 31, 2022 and December 31, 2021 the amounts due to the shareholder was $50,075 and is reflected in accounts payable – related parties on the balance sheet.

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

For the Three Months Ended March 31, 2022 and 2021

NOTE 10 – CONTINGENCIES AND COMMITMENTS

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

NOTE 12 – SUBSEQUENT EVENTS

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

The Company had no revenue $0 during the three months ended March 31, 2022 compared to $13,275 in revenue during the three months ended March 31, 2021. The lease revenue for the March quarter was received late by the lessor and after the close of the quarter.

Operating Expenses

For the three months ended March 31, 2022 operating expenses were $103,299 compared to $131,790 for the same period in 2021 for a decrease of $28,491. The decrease was due primarily to decrease in consulting to unrelated parties, general and administrative fees and professional fees.

Interest and Financing Costs

Interest expense, net of interest income, was $23,734 for the three months ended March 31, 2022 compared to $17,235 for the three months ended March 31, 2021. The increase in interest expenses was due to an increase in the amount of indebtedness of the company.

Net Income (Loss)

The Company incurred losses of $127,033 for the three months ended March 31, 2022 compared to losses of $135,750 during the three months ended March 31, 2021. The change was due primarily to the factors discussed above.

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

The Company had $34,305 in cash at March 31, 2022 with availability on our related party lines of credit with FinTekk Partners, LLC, General Pacific Partners, LLC, and Gemini Southern, LLC of $1,154,060. At March 31, 2022 we had a working capital deficit of $2,286,652.

Operating activities

During the three months ended March 31, 2022, we had cash used in operating activities of $43,512 as compared to $47,741 during the three months ended March 31, 2021, a decrease in cash outflows of $4,229. The decrease between the periods was largely due to higher payments for consulting fees and audit fees in the three months ended March 31, 2021.

Investing activities

We used cash flows in investing activities of $0 during the three months ended March 31, 2022 compared to $36,113 for the same period in 2021. There were no vehicle related purchases for the period ended March 31, 2022.

Financing activities

During the three months ended March 31, 2022, we generated $48,659 from financing activities compared to $80,587 for the same period ended March 31, 2021. The increase was primarily due to an increase in the amount received from a related party line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued no shares of common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2022, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

During the three months ended March 31, 2022, the Company reported no other information.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

THE TEARDROPPERS, INC.

By:	/s/ Cody Ware
Cody Ware Chief Executive Officer

Date: May 17, 2022

