Form 10-Q
period 2022-06-30
Teardroppers, Inc.
filed 2022-08-15
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 183,650 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 8, 2022.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Unaudited Financial Statements

The Teardroppers, Inc.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets
Cash	$35,122	$29,158
Lease receivable – related parties (current portion)	62,150	54,309
Interest receivable – related parties	2,096	1,053
Total current assets	99,368	84,520

Property & Equipment:
Cost	129,114	129,114
Less accumulated depreciation	(99,499)	(90,088)
Property & Equipment, net	29,615	39,026

Lease receivable – related party (net)	86,871	116,178

Total Assets	$215,854	$239,724

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable – unrelated parties	$378,425	$358,625
Accounts payable – related parties	515,370	453,176
Customer deposits	14,500	14,500
Current portion of notes payable	6,030	5,695
Accrued interest – unrelated parties	1,005	1,051
Line of credit from related party	1,174,551	1,104,060
Accrued interest payable – related parties	382,261	326,224
Total current liabilities	2,472,142	2,263,331

Long term liability
Note payable	54,466	57,516

Total Liabilities	2,526,608	2,320,847

Contingencies and Commitments (Note 10)

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 20,000,000 shares, issued shares 0, respectively	–	–
Common stock, par value $0.001, authorized 200,000,000 shares issued 183,680	184	184
Additional paid in capital	874,294	874,294
Accumulated deficit	(3,185,232)	(2,955,601)
Total Stockholders' Deficit	(2,310,754)	(2,081,123)

Total Liabilities and Stockholders' Deficit	$215,854	$239,724

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues
Lease revenue – unrelated parties	$–	$1,275	$–	$2,550
Lease revenue – related parties	–	–	–	12,000
Total revenue	–	1,275	–	14,550

Operating expenses:
Consulting from related parties	36,000	51,000	79,500	87,000
Consulting fees – unrelated parties	5,000	10,000	10,000	32,500
General and administrative	27,228	31,853	65,834	87,029
Professional fees	9,300	5,700	25,493	23,813
Total operating expenses	77,528	98,553	180,827	230,342

Operating loss	(77,528)	(92,278)	(180,827)	(215,792)

Other income (expense):
Interest expense – related parties	(28,478)	(27,014)	(56,037)	(49,597)
Interest expense – unrelated parties	(1,512)	(1,645)	(3,059)	(3,321)
Gain on sale of asset – related party	–	25,595	–	25,595
Interest income - related parties	4,920	6,632	10,292	13,655
Total other income (expense)	(25,070)	3,568	(48,804)	(13,668)

Net Loss Before Taxes	(102,598)	(93,710)	(229,631)	(229,460)

Income Tax Provision	–	–	–	–

Net loss	$(102,598)	$(93,710)	$(229,631)	$(229,460)

Net loss per share
Basic	$(0.56)	$(0.51)	$(1.25)	$(1.25)
Fully diluted	$(0.56)	$(0.51)	$(1.25)	$(1.25)

Weighted average number of common shares outstanding - Basic	183,680	183,680	183,680	183,680
Weighted average number of common shares outstanding - Diluted	183,680	183,680	183,680	183,680

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional		Total
		Amount	Paid in	Accumulated	Stockholders’
	Shares	($.001 Par)	Capital	Deficit	Deficit

Balance December 31, 2021	183,680	$184	$874,294	$(2,955,601)	$(2,081,123)

Net loss for the period	–	–	–	(127,033)	(127,033)

Balance March 31, 2022	183,680	184	874,294	(3,082,634)	(2,208,165)

Net loss for the period	–	–	–	(102,598)	(102,598)

Balance June 30, 2022	183,680	$184	$874,294	$(3,185,232)	$(2,310,754)

Balance December 31, 2020	183,680	$184	$874,294	$(2,496,953)	$(1,622,475)

Net loss for the period	–	–	–	(135,750)	(135,750)

Balance March 31, 2021	183,680	184	874,294	(2,632,703)	(1,758,225)

Net loss for the period	–	–	–	(93,710)	(93,710)

Balance June 30, 2021	183,680	$184	$874,294	$(2,726,413)	$(1,851,935)

The accompanying notes are an integral part of the condensed unaudited financial statements.

The Teardroppers, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(229,631)	$(229,460)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,411	23,068
Gain on sale of asset	–	(25,595)

Changes in Operating Assets and Liabilities
Increase in interest receivable – related parties	(1,043)	(1,601)
Decrease in prepaid expenses	–	4,072
Decrease in lease receivable – related party	21,466	18,662
Increase in other receivable	–	(2,000)
Increase in accounts payable – unrelated parties	62,194	24,370
Increase in accounts payable – related parties	19,800	16,657
Increase in accrued interest – related parties	56,037	46,756
Decrease in accrued interest – unrelated party	(46)	(21)
Net cash used in operating activities	(61,812)	(125,092)

Cash Flows From Investing Activities:
Purchase of asset	–	(36,113)
Sale of asset	–	75,095
Net cash provided by investing activities	–	38,982

Cash Flows From Financing Activities:
Repayments on notes payable – related party	–	(83,679)
Repayments on note payable – unrelated party	(2,715)	(2,484)
Principal payments on lease payable	–	(1,192)
Proceeds from lines of credit – related parties	110,500	258,744
Repayments on line of credit related party	(40,009)	(126,168)
Net cash provided by financing activities	67,776	45,221

Net Increase (Decrease) In Cash	5,964	(40,889)

Cash At The Beginning Of The Period	29,158	49,473

Cash At The End Of The Period	$35,122	$8,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$3,105	$6,182
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the condensed unaudited financial statements

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We are in the business of mobile billboard advertising providing billboard advertising space on custom designed “Teardrop Trailers” and various sizes of cargo type trailers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind new and vintage vehicles and pickup trucks.

In addition, we own cargo trailers with flat non rivet panel siding that can be used for hauling and transportation. These trailers range in size from 15 feet to 53 feet. We lease these trailers for transportation of goods and for advertising of their respective business or the businesses of lessee clients.

On June 13, 2022, (the “Company”) filed with the Secretary of State of the State of Nevada a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to (i) effect a one-for-250 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share, on July 6, 2022 at 8:00 A:M Eastern Time (the “Effective Time”). The total number of shares of common stock that the Company shall have the authority to issue will remain at 200,000,000. As a result of the one-for-250 reverse stock split (the “Reverse Stock Split”), at the Effective Time, each 250 shares of the Company’s common stock issued and outstanding immediately prior to the Effective Time was automatically combined into and become one share of Company common stock. Fractional shares resulting from the reverse stock split were settled by cash payments. As of July 6, 2022, the total amount of common shares outstanding of the Company was 183,680. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2022 is not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, lease receivable, accounts payable, and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2022 and December 31, 2021.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, using the market and income approaches.

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

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three and six months ended June 30, 2022 and 2021, the Company recognized no income from the rental of the trailers.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the six months ended June 30, 2022 and 2021, recognized operating lease income of $0 and $1,275, respectively. The vehicle was sold and the lease terminated October 8, 2021.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three months ended June 30, 2022 and 2021, the Company recognized interest income of $3,400 and $5,079, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized interest income of $7,219 and $10,332, respectively See Note 4 for details

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

On September 1, 2020, the Company leased a vehicle for $69,000 to a related party. The lease is classified as a direct financing lease. The lease is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three months ended June 30, 2022 and 2021, the Company recognized interest revenue of $1,520 and $1,553, respectively. For the six months ended June 30, 2021 and 2022, the Company recognized interest revenue of $3,074 and $3,323, respectively. See Note 4 for details.

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

There were no potentially dilutive shares outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of June 30, 2022, the Company has an accumulated deficit of $3,185,232, net cash outflow from operating activities of $61,812 and a net loss for the current period of $229,631 These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

NOTE 4 – LEASE RECEIVABLE – RELATED PARTY

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022 (remainder of year)	$35,021
2023	60,036
2024	5,003
Total	100,060
Less deferred interest	(11,856)
Less current portion	(54,858)
Long-term lease receivable	$33,346

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022 (remainder of year)	$8,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	77,000
Less deferred interest	(16,184)
Less current portion	(7,291)
Long-term lease receivable	$53,525

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

Income from both leases is reflected on the statement of operations as interest income – related parties. For the three months ended June 30, 2022 and 2021 interest income of $4,920 and $6,632, respectively was reported. For the six months ended June 30, 2022 and 2021 interest income of $10,292 and $13,655, respectively was reported.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Property and equipment, purchased	$129,114	$129,114
Less: accumulated depreciation	(99,499)	(90,088)
Property and equipment, net	$29,615	$39,026

Depreciation expense for the three months ended June 30, 2022 and 2021 was $3,105 and $7,710, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $9,411 and $23,068, respectively.

On April 2, 2021, the Company sold a NASCAR hauler to a related party at a gain of $25,595.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with an extended maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of June 30, 2022 and December 31, 2021, the balance of the line of credit was $237,629 and $227,129, respectively. The Company recorded accrued interest of $16,791 and $6,307 on the line of credit at June 30, 2022 and December 31, 2021, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of June 30, 2022 and December 31, 2021. The Company owes accrued interest of $4,732 as of June 30, 2022 and December 31, 2021, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. As of June 30, 2022 and December 31, 2021, the balance due on the line was $936,922 and $876,931, respectively. The Company recorded accrued interest of $215,106 and $169,553 as of June 30, 2022 and December 31, 2021, respectively.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

NOTE 7 – LONG-TERM LIABILITIES

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $41,227 is due in August 2025. The loan is secured by the vehicle.

Principal payments for the next four years will be as follows:

2022 (remainder of year)	$3,360
2023	5,477
2024	6,050
2025	45,609
Total	60,496
Less current portion	(6,030)
Long-term liability	$54,466

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTIES ACCOUNTS PAYABLE

Note payable – Gemini Southern, LLC

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which monies were to be paid to the Company by Gemini Southern, LLC, pursuant to the Consulting Agreement dated September 20, 2013. The balance was to be paid with interest commencing January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 shares of common stock of the Company, valued at $0.12 per share. The Company recorded accrued interest on this loan of $145,632 as of June 30, 2022 and December 31, 2021, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

Line of credit from related parties

The Company has two line of credit agreements with related parties. FinTekk AP, LLC is also the majority shareholder in the Company. DEVCAP Partners, LLC is owned by the same related party that owns Fintekk AP. See Note 6 for further disclosure.

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay approximately $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three and months ended June 30, 2022 and 2021, the Company recorded consulting fee expense of $22,500 and $45,000, respectively. The amount due but unpaid is $332,835 and $287,835 at June 30, 2022 and December 31, 2021, respectively, and is included in accounts payable related parties on the balance sheets.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at June 30, 2022 and December 31, 2021, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at June 30, 2022 and December 31, 2021, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective July 2020, the amount was increased to $4,500 per month. For the three and six months ended June 30, 2022 and 2021, the Company recorded consulting fee expense of $13,500 and $27,000, respectively. As of June 30, 2022 and December 31, 2021, the amount due but unpaid was $67,500 and $43,500, respectively and is included in accounts payable – related parties on the balance sheet.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of June 30, 2022 and December 31, 2021, the amounts due to the shareholder was $53,275 and $50,075, respectively and is reflected in accounts payable – related parties on the balance sheet.

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

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2022, the Company borrowed $649,000 for 48 months amortized at (12%) twelve percent interest from Gemini Southern, LLC. Monthly loan payments are $17,091 per month. On July 5, 2022, the Company used the loan proceeds from the loan to acquire two (2) motorsport style haulers and two (2) over the road trucks for $649,000 to be used in our business.

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

On July 5, 2022, the Company entered into a lease agreement with Rick Ware Racing, LLC, a current related party client. The lease agreement pertains to two (2) motorsports type haulers and two (2) over the road trucks. The lease payments are due monthly at $17,250 per month for forty eight (48) months. Rick Ware Racing is responsible for all insurance and maintenance of the equipment. There is no option for a term ending purchase by the lessee.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

The Company had no revenue during the three months ended June 30, 2022 compared to $1,275 in revenue during the three months ended June 30, 2021. This decrease is the result of no consulting fees received and delayed lease revenue payments received from related parties.

Operating Expenses

For the three months ended June 30, 2022 operating expenses were $77,528 compared to $98,553 for the same period in 2021 for a decrease of $21,025. The decrease was primarily a result of the decrease in consulting fees to related parties to $36,000 from $51,000, accompanied by a decrease in general and administrative fees to $27,228 from $31,853, and a decrease in consulting fees to unrelated parties to $5,000 from $10,000.

Other income (expense) was $25,070 for the three months ended June 30, 2022 compared to $3,568 for the three months ended June 30, 2021. The decrease was due to a gain on sale of asset and the cessation of interest accruals on the asset for the three months ended June 30, 2021.

Net Loss

The Company incurred losses of $102,598 for the three months ended June 30, 2022 compared to $93,710 during the three months ended June 30, 2021 due to the factors discussed herein above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

The Company had no revenue during the six months ended June 30, 2022 compared to $14,550 in revenue during the six months ended June 30, 2021. This decrease is the result of no consulting fees received from related party and lease expiration.

Operating Expenses

For the six months ended June 30, 2022 operating expenses were $180,827 compared to $230,342 for the same period in 2021 for a decrease of $49,515. The decrease was primarily a result of the decrease in general and administrative fees to $65,834 from $87,029, a decrease in consulting to related parties to $79,500 from $87,000, and a decrease in consulting to unrelated parties to $10,000 from $32,500 for the same period in 2021.

Other income (expense) was $48,804 for the six months ended June 30, 2022 compared to $13,668 for the six months ended June 30, 2021. The decrease was due to the gain on sale of asset and the cessation of interest accruals on the asset.

Net Loss

The Company incurred losses of $229,631 for the six months ended June 30, 2022 compared to $229,460 during the six months ended June 30, 2021 due to the factors discussed herein above.

Operating activities

During the six months ended June 30, 2022, we had $61,812 cash used in operating activities compared to $125,092 during the six months ended June 30, 2021, a decrease in cash outflows of $63,280. The decrease in operating activities was due to a decrease to payables and accrued interest.

Investing activities

We generated no cash from investing activities during the six months ended June 30, 2022 and $38,982 during the six months ended June 30, 2021. The increase in cash generated by investing activities was due to the sale of an asset.

Financing activities

During the six months ended June 30, 2022, we generated $67,776 from financing activities compared to $45,221 for the same period ended June 30, 2021. The increase was primarily due to a reduction in repayments to related parties on lines of credit.

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

The Company had $35,122 in cash at June 30, 2022 with availability on our related party lines of credit with FinTekk AP, LLC and General Pacific Partners of $662,371. At June 30, 2022 we had a working capital deficit of $2,372,774.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, the Company had no unregistered sales of equity securities.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2022, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

On June 13, 2022, (the “Company”) filed with the Secretary of State of the State of Nevada a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to (i) effect a one-for-250 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share, on July 6, 2022 at 8:00 A:M Eastern Time (the “Effective Time”). The total number of shares of common stock that the Company shall have the authority to issue will remain at 200,000,000. As a result of the one-for-250 reverse stock split (the “Reverse Stock Split”), at the Effective Time, each 250 shares of the Company’s common stock issued and outstanding immediately prior to the Effective Time was automatically combined into and become one share of Company common stock. Fractional shares resulting from the reverse stock split were settled by cash payments. As of July 6, 2022, the total amount of common shares outstanding of the Company was 183,680.

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

__________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TEARDROPPERS, INC.

August 15, 2022

By: /s/ Rayna Austin

Rayna Austin

Chief Financial Officer (Principal Financial Officer)

