Form 10-Q
period 2022-09-30
Teardroppers, Inc.
filed 2022-11-17
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 183,680 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 15, 2022.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

The Teardroppers, Inc.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets
Cash	$11,309	$29,158
Lease receivable – related party (current portion)	199,509	54,309
Interest receivable - related parties	987	1,053
Total current assets	211,805	84,520

Property and equipment:
Cost	129,114	129,114
Less accumulated depreciation	(102,705)	(90,088)
Property and equipment, net	26,409	39,026

Lease receivable – related party (net)	559,583	116,178

Total Assets	$797,797	$239,724

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable – unrelated parties	$392,125	$358,625
Accounts payable – related parties	561,376	453,176
Customer deposits	14,500	14,500
Current portion of notes payable	6,204	5,695
Accrued interest payable – unrelated parties	981	1,051
Note payable – related party	137,150	–
Line of credit from related party	1,141,642	1,104,060
Accrued interest payable-related parties	410,608	326,224
Total current liabilities	2,664,586	2,263,331

Long-term liabilities
Note payable	52,882	57,516
Note payable – related party	490,542	–
Total Long-term liabilities	543,424	57,516

Total Liabilities	3,208,010	2,320,847

Commitments and Contingencies (Note 11)	–	–

Stockholders' Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 shares issued shares and outstanding, respectively	–	–
Common stock, par value $0.001, 200,000,000 shares issued 183,680	184	184
Additional paid in capital	874,294	874,294
Accumulated deficit	(3,284,691)	(2,955,601)
Total Stockholders' Deficit	(2,410,213)	(2,081,123)

Total Liabilities and Stockholders' Deficit	$797,797	$239,724

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues
Lease revenue – unrelated parties	$–	$1,275	$–	$3,825
Lease revenue – related parties	–	–	–	12,000
Total revenue	–	1,275	–	15,825

Operating expenses:
Consulting from related parties	36,000	36,000	115,500	123,000
Consulting fees – unrelated parties	5,000	10,000	15,000	42,500
General and administrative	27,386	31,854	93,221	118,883
Professional fees	5,700	5,700	31,193	29,513
Total operating expenses	74,086	83,554	254,914	313,896

Operating loss	(74,086)	(82,279)	(254,914)	(298,071)

Other income (expense):
Interest expense – related parties	(41,221)	(25,382)	(97,258)	(74,979)
Interest expense – unrelated parties	(1,477)	(1,616)	(4,536)	(4,937)
Gain on sale of asset	–	–	–	25,595
Interest income – related parties	17,325	6,224	27,618	19,879
Total other income (expense)	(25,373)	(20,774)	(74,176)	(34,442)

Net loss before taxes	(99,459)	(103,053)	(329,090)	(332,513)

Income Tax Provision	–	–	–	–

Net loss	$(99,459)	(103,053)	$(329,090)	(332,513)

Net loss per share

(Basic and fully diluted)	$(0.54)	(0.56)	$(1.79)	(1.81)

Weighted average number of common shares outstanding – basic and diluted	183,680	183,680	183,680	183,680

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Common Stock				Total
		Amount	Additional	Accumulated	Stockholders'
	Shares	($.001 Par)	Paid in Capital	Deficit	Deficit

Balance December 31, 2021	183,680	$184	$874,294	$(2,955,601)	$(2,081,123)

Net loss for the period	–	–	–	(127,033)	(127,033)

Balances March 31, 2022	183,680	184	874,294	(3,082,634)	(2,208,156)

Net loss for the period	–	–	–	(102,598)	(102,598)

Balance June 30, 2022	183,680	184	874,294	(3,185,232)	(2,310,754)

Net loss for the period	–	–	–	(99,459)	(99,459)

Balances September 30, 2022	183,680	$184	$874,294	$(3,284,691)	$(2,410,213)

Balance December 31, 2020	183,680	$184	$874,294	$(2,496,953)	$(1,622,475)

Net loss for the period	–	–	–	(135,750)	(135,750)

Balances March 31, 2021	183,680	184	874,294	(2,632,703)	(1,758,225)

Net loss for the period	–	–	–	(93,710)	(93,710)

Balances June 30, 2021	183,680	184	874,294	(2,726,413)	(1,851,935)

Net loss for the period	–	–	–	(103,053)	(103,053)

Balances September 30, 2021	183,680	$184	$874,294	$(2,829,466)	$(1,954,988)

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(329,090)	$(332,513)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,617	30,778
Gain on sale of asset	–	(25,595)

Changes in Operating Assets and Liabilities
Decrease (Increase) in interest receivable - related parties	66	(3,089)
Decrease in prepaid expenses	–	4,072
Decrease in lease receivable - related parties	60,395	28,934
Increase in other receivable	–	(2,000)
Increase in accounts payable - unrelated parties	108,200	38,070
Increase in accounts payable - related parties	33,500	49,887
Increase in accrued interest-related parties	84,384	72,138
(Decrease) Increase in accrued interest - unrelated party	(70)	1,594
Net cash (used in) operating activities	(29,998)	(137,724)
.
Cash Flows From Investing Activities:
Purchase of equipment	(649,000)	(36,113)
Sale of asset	–	75,095
Net cash used in provided by investing activities	(649,000)	38,982

Cash Flows From Financing Activities:
Proceeds from note payable - related party	649,000	–
Repayments on notes payable - related parties	(21,308)	(83,679)
Repayments on note payable - unrelated party	(4,125)	(2,484)
Principal payments on lease payable	–	(1,192)
Proceeds from lines of credit - related parties	127,600	352,744
Repayments on lines of credit related parties	(90,018)	(142,177)
Net cash provided by financing activities	661,149	123,212

Net Increase (Decrease) In Cash	(17,849)	24,470

Cash At The Beginning Of The Period	29,158	49,473

Cash At The End Of The Period	$11,309	$73,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities
Assets transferred in direct financing lease	$649,000	$–

Cash paid during the year for:
Interest	$17,480	$6,182
Franchise and income tax	$–	$–

The accompanying condensed notes are an integral part of the unaudited financial statements.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 3, 2013, Teardroppers, Inc. (the “Company”), was incorporated under the laws of the state of Nevada.

We are in the business of mobile billboard advertising, providing billboard advertising space on custom designed “Teardrop Trailers” and various sizes of cargo type trailers. Teardrop Trailers, are usually designed for short-period accommodations for vacationers and travelers. Teardrop Trailers are designed to be towed behind new and vintage vehicles and pickup trucks.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, customer deposits, and line of credit approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2022 and December 31, 2021.

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, using the market and income approaches.

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

One of the primary sources of revenues are from the rental of advertising space on custom designed Teardrop Trailers, Various types and sizes of cargo trailers, lease revenue and consulting fees. Revenue from advertising space and leases is recognized over time as the performance obligations are met and consulting fees is recognized at a point in time when the performance obligation is met. For the three and nine months ended September 30, 2022 and 2021, the Company recognized no income from the rental of the trailers.

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder will be considered a related party. For the three months ended September 30, 2022 and 2021, related party lease income was $0. For the nine months ended September 30, 2022 and 2021, related party lease income was $0 and $12,000, respectively. On April 2, 2021, the equipment was sold to the lessee and the lease terminated. See Note 9 for details.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For three and nine months ended September 30, 2021, the Company recognized lease income of $1,275 and $3,825, respectively. The vehicle was sold and the lease terminated on October 8, 2021.

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three months ended September ended September 30, 2022 and 2021, the Company recognized interest revenue of $2,967 and $4,610, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized interest revenue of $10,185 and $14,943, respectively. See Note 5 for details.

On September 1, 2020, the Company leased a vehicle for $69,000 to a related party. The lease is classified as a direct financing lease. The lease is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three months ended September 30, 2022 and 2021, the Company recognized interest revenue of $1,486 and $1,614 respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized interest revenue of $4,560 and $4,936 respectively. See Note 5 for details. In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of September 30, 2022 and December 31, 2021, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

On July 5, 2022, the Company leased two over the road Kenworth trucks and two motorsports related competition trailers to a related party. The lease term is for four years with monthly payments of $17,250. The lease is classified as a direct financing lease. The lease is reflected on the condensed balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the three and nine months September 30, 2022, interest revenue of $12,872 was recognized. See Note 5 for details.

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

There were no potentially dilutive shares outstanding for the three and nine-month periods ended September 30, 2022 and 2021, respectively.

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

For the Three and Nine Months Ended September 30, 2022 and 2021

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of September 30, 2022, the Company has an accumulated deficit of $3,284,691 and negative working capital of $2,452,781. For the nine months ended September 30, 2022, the Company had a net loss of $329,090 and a net cash outflow from operating activities of $29,998. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Property and equipment, purchased	$129,114	$129,114
Less: accumulated depreciation	(102,705)	(90,088)
Property and equipment, net	$26,409	$39,026

Depreciation expense for the three months ended September 30, 2022 and 2021 was $3,206 and $7,710, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $12,617 and $30,778, respectively.

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

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022 (remainder of year)	$15,003
2023	60,036
2024	5,003
Total	80,042
Less deferred interest	(7,798)
Less current portion	(52,846)
Long-term lease receivable	$19,398

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022 (remainder of year)	$5,000
2023	12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	74,000
Less deferred interest	(14,524)
Less current portion	(7,456)
Long-term lease receivable	$52,020

On July 5, 2022, the Company purchased two over the road Kenworth trucks and two motorsports related competition trailers from a related party for $649,000 and leased them to the same related party. The lease term is for four years with monthly payments of $17,250 with no option to purchase the assets at the end of the lease. The lease is classified as a direct financing lease under ASC 842. The present value of the lease payments is $655,051 discounted at an interest rate of 12%. The Company is using the net book value of $649,000 of the asset as the initial value of the lease in accordance with ASC 842-30-55-17A.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2022 (remainder of year)	$51,750
2023	207,000
2024	207,000
2025	207,000
2026	120,750
Total	793,500
Less deferred interest	(166,128)
Less current portion	(139,207)
Long-term lease receivable	$488,165

Income from all leases is reflected on the statement of operations as interest income – related parties. For the three months ended September 30, 2022 and 2021 interest income of $17,325 and $6,224 respectively was reported. For the nine months ended September 30, 2022 and 2021 interest income of $27,618 and $19,879, respectively was reported.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

 NOTE 6 – NOTE PAYABLE – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC whereby the monies paid to the Company by Gemini Southern, LLC pursuant to the consulting agreement dated September 20, 2013. The balance will be paid back with interest commencing on January 1, 2015 at a rate of 10% per annum with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, $525,000, was converted into 4,375,000 of common stock. The Company recorded accrued interest on this loan of $145,632 as of September 30, 2022 and December 31, 2021, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability. Effective April 1, 2018, the line of credit is considered related party debt. See Note 7 for details of the transactions.

On July 1, 2022, the Company purchased equipment with cash from a related party described as: two (2) over the road Kenworth trucks and two (2) motorsports related Competition branded haulers for use in our business. The Company received cash to finance the purchase of the equipment with a new loan from a related party for $649,000. The term on the loan is 48 months, interest rate is 12% with a monthly payment of $17,091 per month. The company has leased the equipment to a related party, Rick Ware Racing, LLC for a term of 48 months beginning August 1, 2022. The monthly lease payment is $17,250 per month and the lessee is responsible for all insurances, scheduled and unscheduled maintenance and the procurement of trained drivers. The Lessee assumes all risk related to the use of the equipment and there is no prescribed option for the Leesee to acquire the equipment at the end of the lease term.

Principal payments for the loan are as follows:

2022 (remainder of year)	$32,768
2023	141,305
2024	159,226
2025	179,420
2026	114,973
Total	627,692
Less current portion	(137,150)
Long-term liability	$490,542

NOTE 7 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with a maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. As of September 30, 2022, and December 31, 2021, the balance of the line of credit was $219,729 and $227,129, respectively. The Company recorded accrued interest of $21,827 and $6,307 on the line of credit at September 30, 2022 and December 31, 2021, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California, limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. As of September 30, 2022 the balance of the line of credit was $0. The Company recorded accrued interest of $4,732 at September 30, 2022 and December 31, 2021, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. On April 1, 2018, the Company converted $525,000 of debt owed to Gemini Southern, LLC into 4,375,000 shares of stock. Gemini Southern, LLC will be treated as a related party for all activity from the date of the conversion forward. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. At September 30, 2022, and December 31, 2021, the balance due on the line was $921,913 and $876,931, respectively. The Company recorded accrued interest of $238,417 and $169,553as of September 30, 2022 and December 31, 2021, respectively.

NOTE 8 – NOTE PAYABLE - UNRELATED PARTY

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per mon12th from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. The balance of the loan was $83,679 as of December 31, 2020. On April 2, 2021, the Company sold the Hauler for $75,095 and paid Gemini Southern the balance of the loan. The book value of the Hauler was $49,500 resulting in a gain of $25,595.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $40,988 is due in August 2025. The loan is secured by the vehicle.

Principal payments for the next four years will be as follows:

2022 (remainder of year)	$2,133
2023	5,496
2024	6,072
2025	45,385
Total	59,086
Less current portion	(6,204)
Long-term liability	$52,882

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTY ACOUNTS PAYABLE

Consulting expense to related party (DEVCAP Partners, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three and nine months ended September 30, 2022 and 2021, the Company recorded consulting fee expense of $22,500 and $67,500, respectively. The amount due but unpaid is $355,335 and $287,835 at September 30, 2022 and December 31, 2021, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective May 1, 2020, the consulting fee was increased to $4,500 per month. For the three and nine months ended September 30, 2022, the Company recorded consulting fee expense of $13,500 and $40,500, respectively. For the three and nine months ended September 30, 2021, the Company recorded consulting fee expense of $13,500 and $40,500, respectively. At September 30, 2022 and December 31, 2021, the amount due but unpaid was $81,000 and $43,500, respectively and reflected in accounts payable – related parties on the condensed balance sheets.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at September 30, 2022 and December 31, 2021, respectively, and was included on the balance sheets as accounts payable - related parties.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at September 30, 2022 and December 31, 2021, respectively, and was included on the balance sheets as accounts payable - related parties.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of September 30, 2022, and December 31, 2021, the amount due to the shareholder was $53,275 and $50,075, respectively is reflected in accounts payable – related parties on the balance sheets.

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

NOTE 11 – CONTINGENCIES AND COMMITMENTS

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

The Company had $0 in revenue during the three months ended September 30, 2022 compared to $1,275 in revenue during the three months ended September 30, 2021. The decrease in revenue for the quarter was due to termination of the lease with an unrelated party.

Operating Expenses

For the three months ended September 30, 2022 operating expenses were $74,086 compared to $83,554 for the same period in 2021 for a decrease of $9,468. The decrease was primarily a result of a decrease in general and administrative fees from $31,854 to $27,386 and a decrease in consulting fees to unrelated parties from $10,000 to $5,000.

Other Income (Expense)

Interest expense was $42,698 for the three months ended September 30, 2022 compared to $26,998 for the three months ended September 30, 2021. The interest expense increased due to an increase in the indebtedness of the Company.

Net Loss

The Company incurred losses of $99,459 for the three months ended September 30, 2022 compared to $103,053 during the three months ended September 30, 2021 due to the factors discussed above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

The Company had $0 in revenue during the nine months ended September 30, 2022 compared to $15,825 in revenue during the nine months ended September 30, 2021. The decrease was related to the termination of leases in 2021.

Operating Expenses

For the nine months ended September 30, 2022 operating expenses were $254,914 compared to $313,896 for the same period in 2021 for a decrease of $58,982. The decrease was a result of the decrease in general and administrative fees from $118,883 to $93,221, consulting fees to unrelated parties from $42,500 to $15,000, and consulting fees to related parties from $123,000 to $115,500.

Interest and Financing Costs

Interest expense was $101,794 for the nine months ended September 30, 2022 compared to $79,916 for the nine months ended September 30, 2021. The interest expense increased for the period due to an increase the indebtedness for the company.

Net Loss

The Company incurred losses of $329,090 for the nine months ended September 30, 2022 compared to $332,513 during the nine months ended September 30, 2021 due to the factors discussed above.

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

The Company had $11,309 in cash at September 30, 2022 with availability on our related party lines of credit with FinTekk AP, LLC of $230,271, General Pacific Partners, LLC of $450,000, and Gemini Southern, LLC of $28,087. As of September 30, 2022 we had a working capital deficit of $2,452,781.

Operating activities

During the nine months ended September 30, 2022, we had $29,998 cash used in operating activities compared to $137,724 during the nine months ended September 30, 2021, a decrease in cash outflows of $107,726. The change was primarily due to an increases in accounts payable - unrelated parties of $70,130 and an increase in accrued interest – related parties of $12,246.

Investing activities

We had $649,000 of cash used in investing activities during the nine months ended September 30, 2022 versus $38,982 provided by in 2021. The decrease was due primarily to the purchase of equipment.

Financing activities

During the nine months ended September 30, 2022, we generated $661,149 from financing activities compared to $123,212 for the same period ended September 30, 2021. The increase was primarily due debt incurred to the purchase equipment.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2022, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management plans to address these deficiencies by undertaking various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

No changes in our internal control over financial reporting occurred during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2022, the Company had no senior securities issued and outstanding.

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

November 17, 2022

By: /s/ Cody Ware

Cody Ware

Chief Executive Officer

