Form 10-K
period 2022-12-31
Teardroppers, Inc.
filed 2023-04-17
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,200,000 based on of the last price at which the Company sold its shares ($0.25 per share of common stock) as of June 30, 2022. On July 6, 2022 (the “Effective Time”) as a result of a reverse stock split (the “Reverse Stock Split”), each 250 shares of the Company’s then issued and outstanding common stock was automatically combined into and became one share of Company’s common stock. Fractional shares resulting from the reverse stock split were settled by cash payments. As of July 6, 2022, the total amount of common shares outstanding of the Company was 183,680.

On December 31, 2022, we had 183,680 shares of common stock issued and outstanding. On January 6, 2023, 250,000 shares were issued as part of a debt conversion agreement. As of April 6, 2023, there are 433,680 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2022

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

ii

PART I

ITEM 1 – BUSINESS

The Company

The Teardroppers, Inc. is a Nevada corporation which was formed in June of 2013. We commenced operations in February of 2014. It is controlled by Kevin P. O’Connell. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC, which owns approximately seventy percent (70%) of our outstanding shares of common stock. On February 26, 2019, DEVCAP Partners, LLC, which is also controlled by Kevin O’Connell, had transferred all of the Company shares owned by DEVCAP Partners, LLC to FinTekk AP, LLC. We have incurred losses of $3,381,481 from inception through December 31, 2022. Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP. The Company’s liability to DEVCAP has been assigned to FinTekk. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. At December 31, 2022, we had outstanding $35,129 on the Line of Credit.

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

The Trailer Leasing business

On October 1, 2017, the Company acquired from Gemini Southern, LLC a 2006 Ultra-Comp 53” NASCAR type vehicle transport hauler (the “Hauler”) to be used for promotional / advertising services. The purchase price of the Hauler was $165,000. The Company paid for the Hauler with a promissory note (the “Hauler Note”). The Hauler Note bears interest at 12% per annum and is payable as follows: (i) interest only from October 1, 2017 through February 28, 2018; (ii) $ $3,670 per month from March 1, 2018 through February 28, 2022; and $45,000 on February 1, 2022. The trailer is collateral for the promissory note. On April 2, 2021, the 2006 Ultra Comp trailer was sold back to Rick Ware Racing, LLC for $75,095.

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

On February 4, 2021, the Company acquired a 1983 Toyota Hilux pick-up truck to be used in the business for light duty towing and advertising and promotion. The truck was acquired through a loan from the FinTekk AP, LLC line of credit. The purchase price was $36,114.

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

Financing the Business

In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP Partners, LLC which was assigned to FinTekk AP, LLC. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances; quarterly interest payments on outstanding balances are due at the end of each quarter respectively. The availability of funds for draw down from this line of credit -related party is subject to the approval of Mr. O’Connell. As of December 31, 2022, the balance owed on the Line of Credit was $35,129.

On February 24, 2014, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is owned by Kevin O’Connell, the owner and managing member of DEVCAP Partners, LLC, the majority shareholder of the Company. As of January 1, 2020, the line of credit was assumed by FinTekk AP, LLC, a sole member Texas limited liability company owned by Kevin O’Connell. The balance of the line of credit was $0 as of December 31, 2022 and 2021. The Company had unpaid accrued interest of $4,732 at December 31, 2022 and 2021.

Line of Credit with Gemini Southern, LLC

On December 12, 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC. The Line of Credit Agreement provided that no interest would be owed on the balance of $375,000 through December 31, 2014 and that interest will accrue at 10% per annum commencing January 1, 2015 until the maturity date of December 31, 2020. The line of credit was extended until December 31, 2023 and the credit line was increased to $950,000. The loan balance as of December 31, 2022 and 2021 was $206,904 and $876,931, respectively. On April 1st, 2018 Gemini Southern converted $525,000, the total amount owed to Gemini Southern as of that date, into 4,375,000 shares of our common stock at $0.12 per share.

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

Employees

As of December 31, 2022 and 2021, we had no full-time employees. Our only current employees consist of executive management personnel, all of whom devote 20% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

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

We were incorporated in June of 2013 and commenced operations in February of 2014. We have not fully developed our proposed business operations and have realized only $186,775 in revenue since our inception. We have little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2022 was $3,381,481. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

FinTekk AP, LLC is the beneficial owner of approximately 87% of our issued and outstanding common stock. Kevin P. O’Connell is the majority owner and Managing Member of FinTekk AP, LLC.

DEVCAP has established a line of credit of $450,000 (the “Line of Credit”). The receipt of funds from this Line of Credit is subject to the approval of DEVCAP. This line of credit has been assigned to FinTekk AP, LLC. Mr. O’Connell is the majority owner and the managing member of FinTekk AP, LLC. As of December 31, 2022, we had a balance of $35,129 on the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and allows a maximum quarterly draw down on the line of $75,000 per quarter.

Kevin P. O'Connell, the Managing Member of FinTekk, may have a conflict of interest should we determine to draw upon the Line of Credit. Kevin P. O'Connell will have to determine, whether it is in the best interest of FinTekk AP, LLC to approve or decline the "loan” or as our control shareholder, if it is in our best interest to approve the loan.

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

Because our CEO Kevin O’Connell has other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

Because our officers and director have other outside business activities and will only be devoting approximately 20% of their time to our operations, our operations may be sporadic and occur at times which are inconvenient to Mr. O’Connell. Mr. O’Connell will devote up to 20% of his time per week to the business of the Company. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

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

We have only one director currently, one who is our Chief Executive Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

We occupy office facilities at 620 Newport Center Dr. Ste. 1100 Newport Beach, Ca. 92660 for which we pay no rent per month to FinTekk AP, LLC, our majority shareholder. It is a month-to-month oral agreement.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From October 2015 through December of 2017 our common shares were listed on the Over the Counter Bulletin Board in the United States under the symbol “TRDP”. In December of 2017, we were notified by FINRA that due to lack of trading, our common shares would no longer be listed for trading on the OTCQB. Accordingly, there are currently no recent bid or ask quotes for our common shares available because no market makers share data or quote our common shares and there is no quoting system available to record and settle trades. Our common shares may now be traded on the “Grey Market” or on the “Grey Sheets”, where trading is moderated by a broker and done between consenting individuals at a price they agree on. The only documentation that can be publicly found regarding the trades is when the last trade took place. The failure to develop or maintain a liquid trading market negatively affects our common share's value and makes it difficult or impossible for you to sell your shares. Even if a liquid market for common shares does develop, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common shares.

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

	High	Low

January 1, 2021 – December 31, 2021 (1) (2)	0.25	0.25
January 1, 2022 – December 31, 2022 (1) (2)	0.25	0.25

(1) Represents quoted prices but not actual trades.

(2) In December of 2017, our shares were de-listed from the OTCQB and are now on the “Grey Market”.

As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock re-listed for trading on the OTCQB although we cannot be certain that our application will be approved.

Recent Sales of Unregistered Securities.

In December of 2022, FinTekk AP, LLC a related party, controlled by Mr. O’Connell converted a debt obligation owed by the Company to common stock for $0.25 per share. A debt to equity conversion agreement was executed by the parties.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2022 or 2021.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2022 or 2021.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Intangible and Long-Lived Assets - We follow ASC 360, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized during the years ended December 31, 2022 and 2021.

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

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without further funding, we anticipate running out of cash after December 31, 2022, and accordingly our current cash balances will not be sufficient to fund our operating expenses after December 31, 2022. We have received only $186,775 in revenues since our inception through December 31, 2022 and have incurred an accumulated net loss of $3,381,481 and accumulated net cash used in operations of $1,222,672.

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

Net loss per common share

Net loss per common share is computed pursuant to ASC No. 260 "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2022 and 2021.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Year Ended December 31, 2022 as compared to the Year Ended December 31, 2021

Revenues

Revenues for the year ended December 31, 2022 were $0 compared to $15,825 for the year ended December 31, 2021. The decrease in revenue in 2022 is related to operating leases that were terminated in 2021. There were no operating leases in 2022. The Company incurred no cost of revenue for 2022 and 2021. A consulting agreement was executed in December of 2022 and amortized over a period of ten (10) months starting in January 2023 with a non-related third party.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $332,625 as compared to $ 423,905 for the year ended December 31, 2021. Expenses in 2022 compared to 2021 included $22,500 compared to $47,500 in consulting to unrelated party, $151,500 compared to $159,000 in consulting to related party, $120,636 compared to $182,192 in general and administrative, and $37,989 compared to $35,213 in professional fees. The decrease in expenses in 2022 is attributable to a decrease in general and administrative expenses and consulting fees.

Interest Income/Expense

Interest income from related parties for the year ended December 31, 2022 was $51,406 compared to $25,688 in the year ended December 31, 2021. The Company entered into a new direct financing lease with a related party in 2022.

Interest expense to related parties for the twelve months ended December 31, 2022 was $138,684 and $100,804 in the twelve months ended December 31, 2021. The increase in interest expense in 2022 is directly related to an increase in the indebtedness of the Company with the additional new loan.

Interest expense to unrelated parties was $5,977 for the twelve months ended December 31, 2022 and $6,515 for the twelve months ended December 31, 2021. The decrease in 2022 is directly related to the reduction in the in the balance owed as payments have been made according to the loan agreement.

Net Loss

The net loss for the twelve months ended December 31, 2022 was $425,880 as compared to a loss of $458,648 for the twelve months ended December 31, 2021 due to the factors discussed above. The net loss decreased in 2022 due to a decrease in administrative fees accrued to unrelated parties.

Liquidity & Capital Resources

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2022 the Company had total assets of $912,383, comprised primarily of $170,847 in cash, $23,203 in property and equipment (net), and current liabilities of $2,002,199 consisting of a working capital deficit of $1,623,586. The Company has incurred losses from inception to December 31, 2022 of $3,381,481 and further losses are anticipated in the development of our business, raising substantial doubt about the Company’s ability to continue as a going concern for a period of one year from April 14, 2023. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate profits. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Cash Flows for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Operating Activities

During the year ended December 31, 2022, we received $151,844 in cash from operating activities, compared to $187,815 used during the year ended December 31, 2021. The increase in cash during 2022 was primarily due to a decrease in the amount of cash used to pay for expenses incurred by the company and the receipt of $175,000 advance payment for consulting services to be performed in 2023.

Investing Activities

During the year ended December 31, 2022 we used $649,000 from investing activities related the purchase of new equipment, compared to $38,981 provided during the year ended December 31, 2021. The increase used for 2022 was due to a purchase of assets for leasing.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities were $638,845 compared to $128,519 during the year ended December 31, 2021. The increase was due primarily to the funds borrowed from a related party used to purchase equipment used in direct finance agreement.

Stockholder Matters

Total stockholders’ deficit was $1,594,503 on December 31, 2022 and was $2,081,123 on December 31, 2021.

Management expects to raise $375,000 in capital through the issuance of debt and equity in 2023 and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with FinTekk AP, LLC. There can be no assurance that we will be able to raise any additional equity or debt capital.

Mr. O'Connell is also the managing member and majority membership interest holder of General Pacific Partners, LLC a limited liability company (“GPP”). In February of 2014, the Company established a $450,000 unsecured line of credit with GPP (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. Beginning January 1, 2023, FinTekk AP, LLC a Texas single member limited liability company owned by Kevin O’Connell assumed the line of credit. As of December 31, 2021, we have $0 balance on the GPP line of credit.

Mr. O'Connell is the managing member and the majority membership interest holder of DEVCAP Partners, LLC, a limited liability company (“DEVCAP”). In February of 2014, the Company established a $450,000 unsecured line of credit with DEVCAP (the “Line of Credit). The Company’s liability to DEVCAP has been assigned to FinTekk AP, LLC. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. FinTekk AP, LLC and FinTekk owns approximately seventy-eight (87%) of the outstanding shares of common stock of the Company. The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. The availability of funds for draw down from this line of credit is subject to the approval of Mr. O’Connell. As of December 31, 2022, we owe $35,129 on the FinTekk line of credit, which is presented as part of “Line of credit from related parties” account.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the drawing down of capital from our lines of credit. At December 31, 2022, the Company had cash in bank of $170,847.

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

Financing Needs

The Company may only have sufficient funds to conduct its operations through December 31, 2023. We earned no revenue in 2022, and $15,825 for the year ended December 31, 2021. It is anticipated that the Company will generate additional revenue in 2023; however, there can be no assurance that if in fact the Company does generate increased revenue in 2023, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Recent Financings

As of December 31, 2022, we had a balance owing of $35,129 to one related party; FinTekk AP, LLC and $206,904 to a related party lender, Gemini Southern, LLC, pursuant to unsecured Line of Credit Agreements and a loan payable. The Line of Credit Agreements and loan payable provide for interest at the rate of 10% per annum.

On February 4, 2021, the Company acquired a 1983 Toyota Hilux pick-up truck to be used in the business for light duty towing and advertising and promotion. The truck was acquired through a loan from the FinTekk AP, LLC line of credit. The purchase price was $36,114.

On July 1, 2022 the Company borrowed $649,000 from Gemini Southern. The terms of the loan call for monthly payments on the loan due on the first of each month, a term of 48 months with an interest rate of twelve 12%. On July 5th, 2022, the Company used the proceeds from the loan to acquire two Competition trailers and two over the road tractors. The equipment was then leased to a third-party lessee. Monthly lease payments are $17,250 per month. The Company received a personal guarantee from the owner of the Lessee, and is listed as an additional insured on the Lessee’s property insurance policy.

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

Our Chief Executive Officer, who is also our Chief Financial Officer has, as of the end of the period covered by this report, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective at the reasonable assurance level discussed above, due to (i) there is no Audit Committee; and (ii) there is no internal accounting expertise in the Company.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting because Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

MANAGEMENT

Name	Age	Position
Kevin P. O’Connell(2)	55	Sole Director, President and Chief Executive Officer
Larry Krogh(1)	57
Cody S. Ware(1)	26
Rayna Austin(1)	31	CFO & Director
Robert J. Waltos(1)	60	Director

_______________

(1) On December 15, 2022, Larry Krogh, Rayna Austin, and Robert J. Waltos (the “Former Directors) resigned as directors of the Registrant. Also on December 15, 2022, Cody S. Ware resigned as Chief Executive Officer and President. There were no disagreements known to the Registrant between the Former Directors, Cody S. Ware and the Registrant with regard to the Registrant’s operations, policies or operations.

(2) Pursuant to the Consent of a shareholder holding the majority of common shares entitled to vote at a meeting of common shareholders, Kevin P. O’Connell was elected as sole director of the Registrant. Also on December 15, 2022, Kevin P. O’Connell was elected as the Chief Executive Officer and President of the Registrant.

Kevin P. O’Connell, Sole Director and Chief Executive Officer. From 1997 through the present, Mr. O’Connell has led venture capital investments and asset management (real estate & securities) strategies with particular focus in the general capital markets consisting of private and public financing, mergers and acquisitions, and corporate restructurings. He is the founder and managing partner of FinTekk AP, LLC a Southern California firm providing advisory services, direct investment and capital markets consulting. Mr. O’Connell has been a direct principal investor and active board member having managed the strategic decisions, equity/debt financing and developmental stage efforts of companies engaged in the technology, healthcare and environmental industries.

He received a Bachelor of Arts (BA) from California State University, Northridge (CSUN), earned his Master of Business Administration (MBA) from Pepperdine University and completed the Corporate Governance Program at Harvard Business School (HBS) in Boston, MA.

Rayna Austin – Chief Financial Officer On February 1, 2021, Ms Austin was appointed CFO and director for the Company. She resigned as a director on December 15, 2022. From February of 2014 through the present, Ms. Austin has provided management consulting, business development and accounting for small businesses through her company, RMA Services. Ms. Austin received a Bachelor of Arts (BA) in Criminal Justice and minor in Psychology from the University of Nevada, Las Vegas, earned her Paralegal Certification from University of California Irvine, and her Accounting and QuickBooks Certifications from the National Association of Certified Public Bookkeepers.

ITEM 11 – EXECUTIVE COMPENSATION

Our former Chief Executive Officer, Cody Ware, received $4,500 per month pursuant to an oral understanding.

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

The officers and directors have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay directors a separate fee for their services.

The following table summarized our executive compensation for the years ended December 31, 2022 and 2021.

				Stock	Compensation	All Other	Annual Compensation
Name/Position	Year	Salary	Bonus	Options	Plans	Compensation	Total

Kevin P. O’Connell Sole Director and CEO (1)	2022	$–	$–	$–	$–	$97,500	$97,500
	2021	$–	$–	$–	$–	$105,000	$105,000

Cody Ware – Former Chief	2022	$–	$–	$–	$–	$–	$–
Executive Officer (2)	2021	–	–	–	–	54,000	54,000

Rayna Austin (3)	2022	$–	$–	$–	$–	$96,000	$96,000
	2021	$–	$–	$–	$–	$–	$–

____________________

(1) Mr. O’Connell was appointed CEO on December 15, 2022.

(2) Mr. Ware was appointed Chief Executive Officer on September 25, 2018. He was paid $1,500 per month pursuant to an oral understanding with the Company. Beginning July 2020 and continuing through December 2022, he was paid $4,500 per month. He resigned as CEO on December 15, 2022.

(3) On December, 15, 2022, Ms. Austin resigned as director and was appointed Chief Financial Officer effective on the same day.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of December 31, 2022 by the following persons:

Name	No. of Shares owned	Percentage of Shares Outstanding
FinTekk AP, LLC (1)	377,360(2)	87%
Steven Verska	8,300	4.7%
GB Investments, Inc. (3)	13,000	3.6%
Cassin Farlow, LLC	7,600	1.7%
Gemini Southern, LLC (3)	17,500	4%

Directors and Officers as a Group		.04%

_______________

(1)	Kevin O’ Connell has full investment authority for shares of FinTekk Partners, LLC. On February 26, 2019, DEVCAP Partners, LLC transferred all of its shares in the Company to FinTekk AP, LLC.
(2)	Includes 250,000 shares that were not as yet issued by the Transfer Agent as of December 31, 2022
(3)	Steve Urvan has full investment authority for shares f owned by GB Investments, Inc. & Gemini Southern LLC

Convertible Class A Preferred Stock

On December 15, 2022, the Company entered into a Debt to Equity Conversion Agreement (the “DE Agreement”) with Gemini Southern, LLC, a Delaware limited liability company (“GSI”). Pursuant to the DE Agreement, GSI agreed to exchange $850,000 of principal indebtedness owed to GSI by the Company for 3,400,000 shares of newly created Convertible Class A Preferred Stock of the Company (the “Class A Preferred”). The Class A Preferred provides for a the payment of a $0.12 per share dividend, which will be accrued. Distribution of all or part of the accrued dividends are at the discretion of the Company. Each share of Class A Preferred is convertible, at any time at the Company’s discretion, into one share of common stock of the Company. The Class A Preferred was issued on January 10, 2023.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Kevin P. O’Connell is the majority membership holder of DEVCAP Partners, LLC. DEVCAP Partners, LLC has established a Line of Credit with the Company of $450,000. The Company’s liability to DEVCAP has been assigned to FinTekk. Mr. O’Connell owns a majority interest in FinTekk AP, LLC. Fintekk owns approximately eighty seven (87%) of the outstanding shares of common stock of the Company. The receipt of funds from this line of credit is subject to the approval of DEVCAP Partners, LLC. As of December 31, 2022, we had a balance owing of $35,129 from the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of DEVCAP Partners, LLC to approve or decline the “loan” or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $26,411 on December 31, 2022.

In addition, we have a line of credit established with General Pacific Partners, LLC (GPP). Kevin P. O’Connell is the majority membership holder of GPP. This line of credit with the Company is $450,000. The receipt of funds from this line of credit is subject to the approval of GPP. As of December 31, 2022, we had no balance owing ($0) to the Line of Credit. The terms of the Line of Credit contain annualized interest of 10%, with quarterly interest payments paid by the Company on outstanding balances. Mr. O’Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, whether it is in the best interest of GPP to approve or decline the “loan” or, as our control shareholder, if it is in our best interest to approve the loan. We had accrued interest owing of $4,732 on December 31, 2022.

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC whereby the Company agreed to pay $7,500 a month for consulting services to be provided to the Company such as marketing, business development, accounting, finance, corporate structure and tax planning. On January 1st, 2018 the agreement with DEVCAP Partners, LLC was extended through December 31, 2026.

In November 18, 2019, the Company acquired from Rick Ware Racing, a 2007 Featherlite spread axle trailer and a 2008 Freightliner truck both used primarily in NASCAR related operations. The truck and the hauler can be used for promotional / advertising services. The purchase price of the Truck & Hauler was $190,000. The Company paid for the Truck & Hauler with cash. Subsequently the Company accessed $190,000 from its line of credit with Geminin Southern, LLC, a related party. On February 5, 2020. the truck and trailer were leased back to Rick Ware Racing, LLC for $5,003 per month for 48 months.

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

On December 15, 2022, the Company entered into a Debt to Equity Conversion Agreement (the “DE Agreement”) with Gemini Southern, LLC, a Delaware limited liability company (“GSI”). Pursuant to the DE Agreement, GSI agreed to exchange $850,000 of principal indebtedness owed to GSI by the Company for 3,400,000 shares of newly created Convertible Class A Preferred Stock of the Company (the “Class A Preferred”). The Class A Preferred provides for a the payment of a $0.12 per share dividend, which will be accrued. Distribution of all or part of the accrued dividends are at the discretion of the Company. Each share of Class A Preferred is convertible, at any time at the Company’s discretion, into one share of common stock of the Company.

Conflicts of Interest

Each officer and director is, so long as she or he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his or her attention, either in the performance of his or her duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

We retained Assurance Dimensions, Certified Public Accountants and Associates of Coconut Creek, FL to audit the 2022 and 2021 financial statements. The following are the services provided and the amounts billed.

Audit & Review Fees

The aggregate fees billed, for professional services rendered for the reviews of quarterly reports and the audit of the Company’s annual financial statements during the fiscal years ended December 31, 2022 and 2021, was $37,193 and $35,213, respectively.

Related Fees

For the year ended December 31, 2022 and 2021 there were no fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2022 and 2021, the Company incurred no fees for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2022 and 2021 there were no other fees billed for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2022 and 2021

Statements of Operations for the Years Ended December 31, 2022 and 2021

Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2022 and December 31, 2021

Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

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

The Teardroppers, Inc.

Date: April 14, 2023	By:	/s/ Kevin P. O’Connell
Kevin P. O’Connell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin P. O’Connell	Chief Executive Officer	April 14, 2023
Kevin P. O’Connell

/s/ Rayna Austin
Rayna Austin	Chief Financial Officer (Principal Financial Officer)	April 14, 2023

FINANCIAL STATEMENTS

For The Years Ended

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Teardroppers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Teardroppers, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of $425,880 for the year ended December 31, 2022, and a working capital deficit and accumulated deficit of approximately $1,623,586 and $3,381,481, respectively, as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

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

Collectability of receivables

Description of the Matter

During the two-year period ended December 31, 2022, the Company purchased and leased back assets to various related parties. The term of the leases ranged between 48-60 months. At the end of the leases, the related parties have the right to purchase the assets. These leases were accounted for as finance leases in accordance with Accounting Standards Codification 842, Leases. Significant judgement is involved in estimating the collectability of these receivables.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included examining each lease agreement, evaluating management’s assessment of the lease and its collectability of each lease receivable, and testing the collection of outstanding balances at year-end. Based on our procedures we deemed the Company’s treatment of each lease receivable to be appropriate with no allowance recorded.

We have served as the Company’s auditor since 2019.

Margate, Florida

April 14, 2023

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

The Teardroppers, Inc.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Current assets
Cash	$170,847	$29,158
Lease receivables - related party (current portion)	206,008	54,309
Interest receivable	788	1,053
Prepaid expenses	970	–
Total current assets	378,613	84,520

Property and equipment:
Cost	129,114	129,114
Less accumulated depreciation	(105,911)	(90,088)
Property and equipment, net	23,203	39,026

Lease receivables - related party (net of current portion)	510,567	116,178

Total Assets	$912,383	$239,724

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$28,625	$358,625
Accounts payable - related parties	961,616	453,176
Customer deposits	14,500	14,500
Contract liability	175,000	–
Current portion of notes payable	5,590	5,695
Current portion of notes payable - related party	141,305	–
Accrued interest - unrelated parties	–	1,051
Line of credit from related parties	242,033	1,104,060
Accrued interest payable-related parties	433,530	326,224
Total current liabilities	2,002,199	2,263,331

Long-term liabilities:
Note payable (net of current portion)	51,068	57,516
Note payable - related party (net of current portion)	453,619	–
Total Long-term liabilities	504,687	57,516

Total Liabilities	2,506,886	2,320,847

Commitments and Contingencies (Note 13)

Stockholders’ Deficit
Series A redeemable, convertible preferred stock, par value $0.001, shares authorized 20,000,000, shares available to be designated 16,600,000, 3,400,000 designated 0 shares issued and outstanding	–	–
Series A Preferred stock to be issued	850,000	–
Common stock, par value $0.001, shares authorized 200,000,000 shares issued 183,680	184	184
Common Stock to be issued	62,500	–
Additional paid in capital	874,294	874,294
Accumulated deficit	(3,381,481)	(2,955,601)
Total Stockholders’ Deficit	(1,594,503)	(2,081,123)

Total Liabilities and Stockholders’ Deficit	$912,383	$239,724

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Revenues
Lease revenue – unrelated parties	$–	$3,825
Lease revenue – related parties	–	12,000
	–	15,825

Operating expenses:
Consulting to related party	151,500	159,000
Consulting to unrelated party	22,500	47,500
General and administrative	120,636	182,192
Professional fees	37,989	35,213
	332,625	423,905

Operating loss	(332,625)	(408,080)

Other expense:
Interest income – related parties	51,406	25,688
Gain on sale of assets – related party	–	25,595
Gain on sale of assets – unrelated party	–	5,468
Interest expense – related parties	(138,684)	(100,804)
Interest expense – unrelated parties	(5,977)	(6,515)
	(93,255)	(50,568)

Net loss before taxes	(425,880)	(458,648)

Income tax provision	–	–

Net loss	$(425,880)	$(458,648)

Net loss per share
(Basic and fully diluted)	$(2.32)	$(2.50)

Weighted average number of common shares outstanding – basic and diluted	183,680	183,680

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock				Common Stock
	Shares	Amount ($.001 Par)	Additional Paid in Capital	Preferred Stock to be Issued	Shares	Amount ($.001 Par)	Additional Paid in Capital	Common to be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balances December 31, 2020	–	$–	$–	$–	183,680	$184	$874,294	$–	$(2,496,953)	$(1,622,475)

Net loss for the year	–	–	–	–	–	–	–	–	(458,648)	(458,648)

Balances December 31, 2021	–	–	–	–	183,680	184	874,294	–	(2,955,601)	(2,081,123)

Debt converted to common stock	–	–	–	–	–	–	–	62,500	–	62,500

Debt converted to preferred stock	–	–	–	850,000	–	–	–	–	–	850,000

Net loss for the year	–	–	–	–	–	–	–	–	(425,880)	(425,880)

Balances December 31, 2022	–	$–	$–	$850,000	183,680	$184	$874,294	$62,500	$(3,381,481)	$(1,594,503)

The accompanying notes are an integral part of the financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities:
Net loss	$(425,880)	$(458,648)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	15,823	36,984
Bad debt losses	–	3,000
Gain on sale of assets	–	(31,063)

Changes in Operating Assets and Liabilities
(Increase) Decrease in interest receivable - related party	265	(488)
(Increase) Decrease in prepaid expenses	(970)	4,072
Decrease in lease receivable - related party	102,911	45,286
Increase in other receivable	–	(2,000)
(Decrease) Increase in accounts payable - unrelated parties	(330,000)	39,170
Increase in accounts payable - related parties	508,440	121,501
(Decrease) Increase in accrued interest - unrelated parties	(1,051)	485
Increase in contract liability	175,000	–
Increase in accrued interest-related parties	107,306	53,886

Net cash provided by (used in) operating activities	151,844	(187,815)

Cash Flows From Investing Activities:
Purchase of equipment	(649,000)	(36,114)
Proceeds from sale of assets	–	75,095

Net cash (used in) provided by investing activities	(649,000)	38,981

Cash Flows From Financing Activities:
Proceeds from note payable - related party	649,000	–
Proceeds from line of credit to related party	277,600	598,244
Repayments on line of credit to related party	(227,127)	(361,195)
Repayments on notes payable - related parties	(54,076)	(83,679)
Repayments on notes payable - unrelated parties	(6,552)	(4,651)
Principal payments on lease payable - related parties	–	(20,200)

Net cash provided by financing activities	638,845	128,519

Net Increase (Decrease) In Cash	141,689	(20,315)

Cash At The Beginning Of The Year	29,158	49,473

Cash At The End Of The Year	$170,847	$29,158

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Non-cash investing and financing activities:
Assets transferred in direct financing lease	$649,000	$–
Related party debt converted to preferred stock	$850,000	$–
Related party debt converted to common stock	$62,500	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$38,406	$52,948
Franchise and income tax	$–	$–

The accompanying notes are an integral part of the financial statements.

THE TEARDROPPERS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2022 and 2021, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, receivables, prepaid expense, accounts payable, accrued expenses, notes payable and contract liabilities approximate their fair value because of the short maturity of those instruments. The Company’s loans payable approximates, the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2022 and 2021.

The Company had no assets and/or liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively, using the market and income approaches.

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

Advertising Revenue

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the years ended December 31, 2022 and 2021, the Company recognized no income from the rental of the trailers.

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of December 31, 2022 and 2021, the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

Operating Lease Revenue

In March 2018, the Company entered into a four-year agreement to lease equipment to an unrelated shareholder. In September 2018, the son of the shareholder became the Chief Financial Officer. At that point the shareholder is considered a related party. For the years ended December 31, 2022 and 2021, related party lease income was $0 and $12,000, respectively. On April 2, 2021, the equipment was sold to the lessee and the lease terminated. See Note 5 for details.

In January 2019, the Company entered into a two-year agreement to lease a vehicle to an unrelated third party. For the years ended December 31, 2022 and 2021, the Company recognized lease income of $0 and $3,825, respectively. On October 8, 2021 the vehicle was sold to the lessee and the lease was terminated.

Direct Financing Lease and Interest Revenue

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the balance sheet as lease receivable – related party. Interest revenue is reflected on the statement of operations. For the years ended December 31, 2022 and 2021, the Company recognized interest revenue of $12,701 and $19,165, respectively. See Note 4 for details.

On August 1, 2020, the Company leased a vehicle for $69,000 to a related party. The lease is classified as a direct financing lease. The lease is reflected on the balance sheet as lease receivable – related party. Interest revenue is reflected on the statement of operations. For the years ended December 31, 2022 and 2021, the Company recognized interest revenue of $6,013 and $6,523, respectively. See Note 4 for details

On July 1, 2022 the Company borrowed $649,000 from Gemini Southern. The terms of the loan call for monthly payments on the loan due on the first of each month, a term of 48 months with an interest rate of twelve 12%. On July 5th, 2022, the Company used the proceeds from the loan to acquire two Competition trailers and two over the road tractors. The equipment was then leased to a third-party lessee. Monthly lease payments are $17,250 per month. The Company received a personal guarantee from the Lessee, and is additional insured on the assets. The lease is classified as a direct financing lease. The lease is reflected on the balance sheet as lease receivable – related party. Interest revenue is reflected on the statement of operations. For the year ended December 31, 2022, interest revenue of $32,692 was recognized. See Note 4 for details.

Consulting Revenue

On December 26, 2022, the Company entered into an agreement to provide business development services to an unrelated party. Under the agreement the Company will provide services for a period of ten months for $175,000. Payment was received in 2022 in advance of services being performed. The income will be recognized over the term of the agreement beginning January 2023. The advance payment is reflected on the balance sheet as of December 31, 2022 under current liabilities as a contract liability.

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

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25. The Company’s tax returns for tax years in 2013 through 2022 remain subject to potential examination by the taxing authorities.

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

As of December 31, 2022, the Company had 3,400,000 shares of preferred stock and 62,500 shares of common stock to be issued in debt cancellation agreements, The preferred stock can be converted into common stock at the option of the Company. These shares represent potentially dilutive securities. There were no potentially dilutive securities as of and December 31, 2021.

Accounting for Leases

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). effective for fiscal year beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating, direct financing or sales type leases. The Company adopted the provisions of ASC 842 for the year ended December 31, 2019. Prior to 2019, the Company had no leases which required retroactive application. For the years ended December 31, 2022 and 2021, the Company had agreements that qualified as operating leases. See Note 11 for details. For the years ended December 31, 2022 and 2021, the Company had agreements that qualified as financing leases. See Note 4 for details.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. See Note 6 for further discussion of line of credit terms and relationships.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2022. As of December 31, 2022 and 2021, the Company is not in excess of the FDIC limits.

The Company has a concentration of credit risk note with a related party and majority shareholder. See Note 6 for further discussion of these sources. The maximum available borrowing capacity on lines of credit total $1,850,000. The balance borrowed on these lines of credit total $242,033 and $1,104,060 as December 31, 2022 and 2021, respectively. This represents 13.08% and 59.69% of the maximum available debt as of December 31, 2022 and 2021, respectively. See Note 6 for further discussion of these sources.

Concentration of revenue sources

The Company has a concentration of credit risk with a related party and majority shareholder. The Company has related party leases that were classified as direct financing leases and generate interest income. For the years ended December 31, 2022 and 2021, the Company reported interest income on the statement of operations of $51,406 and $25,868, respectively. The reported income is entirely from these leases. See Note 4 for details of the leases.

Fair Value

The carrying amounts reported in the balance sheet for cash, receivables, prepaid expenses, accounts payable, contract liabilities and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancelable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For smaller reporting companies, the amendments in the update are effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Company’s financial statements.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of December 31, 2022, the Company has an accumulated deficit of $3,381,481, a net loss for the current year of $425,880, and negative working capital of $1,623,586. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4 – LEASE RECEIVABLES – RELATED PARTY

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2023	$65,036
2024	5,003
Total	70,039
Less deferred interest	(6,072)
Less current portion	(59,038)
Long-term lease receivable	$4,929

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2023	$12,000
2024	12,000
2025	8,000
Purchase option	37,000
Total	69,000
Less deferred interest	(11,833)
Less current portion	(6,525)
Long-term lease receivable	$50,642

On July 5, 2022, the Company purchased two over the road Kenworth trucks and two motorsports related competition trailers from a related party for $649,000 and leased them to the same related party effective August 1, 2022. The lease term is for four years with monthly payments of $17,250 with no option to purchase the assets at the end of the lease. The lease is classified as a direct financing lease under ASC 842. The present value of the lease payments is $655,051 discounted at an interest rate of 12%. The Company is using the net book value of $649,000 of the asset as the initial value of the lease in accordance with ASC 842-30-55-17A. This results in an effective interest rate of 12.498%.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2023	$207,000
2024	207,000
2025	207,000
2026	120,750
Total	741,750
Less deferred interest	(146,308)
Less current portion	(140,446)
Long-term lease receivable	$454,996

Income from leases is reflected on the statement of operations as interest income – related parties. For the year ended December 31, 2022 and 2021 interest income was reported of $51,406 and $25,688, respectively.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2022 and 2021:

Schedule of property and equipment
	December 31, 2022	December 31, 2021
Property and equipment, purchased	$129,114	$129,114
Less: accumulated depreciation	(105,911)	(90,088)
Property and equipment, net	$23,023	$39,026

Depreciation expense for the years ended December 31, 2022 and 2021 was $15,823 and $36,984 respectively.

On April 2, 2021 the Company sold a NASCAR hauler to a related party at a gain of $25,595. On October 8, 2021, the Company sold leased equipment to the lessee at a gain of $5,468.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with an extended maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. On December 15, 2022, the Company converted $62,500 on the line of credit into 250,000 shares of common stock at a value of $0.25 per share. As of December 31, 2022, and 2021, the balance of the line of credit was $35,129 and $227,129, respectively. The Company recorded accrued interest of $26,411 and $6,307 on the line of credit at December 31, 2022 and 2021, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as of December 31, 2022, and 2021. The Company owes accrued interest of $4,732 as of December 31, 2022 and 2021, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. Effective December 5, 2022, $850,000 of the balance due was converted to 3,400,000 of Class A preferred stock at a value of $0.25 per share. See Note 10 for details of the preferred stock. As of December 31, 2022, and 2021, the balance due on the line was $206,904 and $876,931, respectively. The Company recorded accrued interest of $256,755 and $169,553 as of December 31, 2022 and 2021, respectively.

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which monies were to be paid to the Company by Gemini Southern, LLC, pursuant to the Consulting Agreement dated September 20, 2013. The balance was to be paid with interest commencing January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, 525,000, was converted into 4,375,000 shares of common stock of the Company. The Company recorded accrued interest on this loan of $145,632 as of December 31, 2022 and 2021 respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

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

On July 1, 2022, the Company purchased equipment with cash from a related party described as: two (2) over the road Kenworth trucks and two (2) motorsports related Competition branded haulers for use in our business. The Company received cash to finance the purchase of the equipment with a new loan from a related party for $649,000. The term on the loan is 48 months, interest rate is 12% with a monthly payment of $17,091 per month. The company has leased the equipment to a related party, Rick Ware Racing, LLC for a term of 48 months beginning August 1, 2022. The monthly lease payment is $17,250 per month and the lessee is responsible for all insurances, scheduled and unscheduled maintenance and the procurement of trained drivers. The Lessee assumes all risk related to the use of the equipment and there is no prescribed option for the Lessee to acquire the equipment at the end of the lease term.

Principal payments for the loan are as follows:

2023	$141,305
2024	159,226
2025	179,420
2026	114,973
Total	594,924
Less current portion	(141,305)
Long-term liability	$453,619

NOTE 8 – NOTE PAYABLE – UNRELATED PARTY

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $40,526 is due in August 2025. The loan is secured by the vehicle.

Principal payments for the next five years will be as follows:

2023	$5,590
2024	6,112
2025	44,956
Total	56,658
Less current portion	(5,590)
Long-term liability	$51,068

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTIES ACCOUNTS PAYABLE

Line of credit from related parties

The Company has two line of credit agreements with related parties. FinTekk AP, LLC is also the majority shareholder in the Company. DEVCAP Partners, LLC is owned by the same related party that owns Fintekk AP. See Note 6 for further disclosure.

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay approximately $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the years ended December 31, 2022 and 2021, the Company recorded consulting fee expense of $97,500 and $105,000 respectively. The amount due but unpaid is $377,835 and $287,835 at December 31, 2022 and 2021, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at December 31, 2022 and 2021, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at December 31, 2022 and 2021, respectively, and was included on the balance sheet as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective July 2020, the amount was increased to $4,500 per month. For the years ended December 31, 2022 and 2021, the Company recorded consulting fee expense of $54,000. As of December 31, 2022, and 2021, the amount due but unpaid was $89,500 and $43,500, respectively and is included in accounts payable – related parties on the balance sheet. Mr Ware resigned his position effective December 15, 2022.

Consulting expense to related party (Rayna Austin)

In March 2018, the Company signed a consulting agreement with RMA Services to perform sales, due diligence and general administrative services. RMA Services is owned by Rayna Austin. The agreement provides for fees of $8,000 per month with $4,000 paid monthly and $4,000 to be accrued and payable at a future date. Effective December 2, 2022, Rayna Austin became the CFO. As of December 31, 2022, The Company owed $377,500. This liability is reflected on the balance sheet as accounts payable – related parties. As of December 31, 2021, the Company owed $329,500. This is reflected on the balance sheet as accounts payable as she was not the CFO at that tune and not a related party.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of December 31, 2022 and 2021, the amounts due to the shareholder was $54,071 and $50,075 and is reflected in accounts payable – related parties on the balance sheet.

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

The Company is authorized to issued 3,400,000 shares of Class A preferred stock. The dividend rate on Class A preferred shares is $0.12 per share per annum. Dividends on Class A Preferred Shares shall be fully cumulative, accruing, without interest, from the date of original issuance of the Class through the date of redemption or conversion thereof, and may be distributed, or not distributed, at the discretion of the board of directors of the Company, in arrears on March 31, June 30, and September 30 of each year, commencing January 1, 2023. The Company has the right to convert preferred stock to common stock at $0.25 per share and there are no mandatory redemption provisions.

On December 5, 2022, the Company converted $850,000 of related party debt to 3,400,000 of Class A preferred stock at a value of $0.25 per share. No gain or loss has been recognized on the debt conversion. See Note 6 for details.

On December 15, 2022, the Company converted $62,500 of related party debt into 250,000 shares of common stock at a value of $0.25 per share. No gain or loss has been recognized on the conversion. See Note 6 for details.

NOTE 11 – OPERATING LEASES

Operating Leases - Lessee

On December 22, 2018, the Company leased a vehicle from the majority shareholder. See further details of this lease in Note 7. On October 8, 2021, the vehicle was sold to the lessee for $19,008 and the lease was terminated.

Operating Leases – Lessor

The Company entered into an agreement with a principal vendor for the lease of a Company vehicle. The lease is classified as a lessor operating lease under ASC 842. The term of the lease is 24 months, effective January 2019 and expiring December 2020, continuing on a month to month basis thereafter. Depreciation expense for the vehicle subject to the lease is provided on the straight-line method over the useful life of the vehicle in accordance with the Company’s normal depreciation policy. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. On October 8, 2021, the vehicle was sold to the lessee for $19,008. Depreciation expense related to the vehicle was $0 and $4,513 for the years ended December 31, 2022 and 2021, respectively.

NOTE 12 – INCOME TAXES

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Legislation passed in December 2017 changed the tax rate on corporate income for tax years beginning in 2018 to 21% at all levels of income. This rate is used to determine the deferred tax effect in future years. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2022 and 2021, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid.

Deferred tax assets consisted of the following:

	2022	2021
Net operating loss carryforwards	$522,547	$484,131
Share based compensation	2,850	2,850
Accounts payable, related party	116,007	86,608
Other deferred tax items	59,543	37,667
Valuation allowance	(700,947)	(611,256)
Total deferred tax assets	$–	$–

At December 31, 2022 and 2021, the Company had net operating loss carryforwards which are available to offset future taxable income, of approximately $2,448,000 and $2,305,000, respectively, of which approximately $985,000 will begin to expire in 2037 and the remainder is carried forward indefinitely.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2022 and 2021 was $89,691 and $96,965, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2022 and 2021 is as follows:

	2022	2021
Expected tax at 21%	$(700,947)	$(611,256)
Valuation allowance	700,947	611,256
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2022, and 2021, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company has not filed an income tax return since inception in the U.S. and California and therefore subject to examination by tax authorities for the years 2013 and forward. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In February of 2014, the Company established a $450,000 unsecured line of credit with General Pacific Partners, LLC, a related company (the “Line of Credit”). The terms of the Line of Credit provide for interest at 10% per annum on all outstanding balances. As of December 31, 2022 and 2021, the Company has $450,000 available line of credit. Beginning January 1, 2023 FinTekk, LLC, a related party, assumed the line of credit.

The Company’s ability to collect on receivables and pay liabilities is connected to NASCAR race schedule. The 2022 and 2021 NASCAR schedules were severely disrupted by COVID-19, which caused delays in both collections and payments. Management believes the 2023 NASCAR schedule will not impacted as significantly. This will allow collections on receivables and payments on liabilities to be timely made. There are no other commitments or contingencies related to the assets and liabilities that are not disclosed above.

NOTE 14 – SUBSEQUENT EVENTS

The preferred and common stock shown on the balance sheet as to be issued, were issued on January 6, 2023. In January 2023, the Company signed a consulting agreement with an unrelated third party. The term of the agreement is six months and the Company will pay $55,000 for due diligence services and $90,000 for business development services.

