Form 10-Q
period 2023-03-31
Teardroppers, Inc.
filed 2023-05-22
CIK 1615780

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-197889

THE TEARDROPPERS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Corporate Plaza #231

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

There were 433,680 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 22, 2023.

THE TEARDROPPERS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

The Teardroppers, Inc.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets
Cash	$811	$170,847
Lease receivable - related party (current portion)	199,471	206,008
Interest receivable	940	788
Prepaid expenses	96,667	970
Total current assets	297,889	378,613

Property and equipment:
Cost	129,114	129,114
Less accumulated depreciation	(108,650)	(105,911)
Property and equipment, net	20,464	23,203

Lease receivable - related party (net of current portion)	465,964	510,567

Total Assets	$784,317	$912,383

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$29,425	$28,625
Accounts payable - related parties	1,009,172	961,616
Customer deposits	14,500	14,500
Contract liability	122,500	175,000
Current portion of notes payable	6,564	5,590
Current portion of notes payable - related party	145,587	141,305
Accrued interest - unrelated parties	932	–
Line of credit from related parties	224,015	242,033
Accrued interest payable-related parties	439,153	433,530
Total current liabilities	1,991,848	2,002,199

Noncurrent liabilities:
Note payable	49,596	51,068
Note payable - related party	415,577	453,619
	465,173	504,687

Total Liabilities	2,457,021	2,506,886

Commitments and Contingencies (Note 13)	–	–

Stockholders' Deficit

Series A redeemable, convertible preferred stock, par value $.001, shares authorized 20,000,000, shares issued and outstanding 3,400,000	3,400	–
Additional paid in capital	846,600	–
Series A preferred stock to be issued	–	850,000
Common stock, par value $0.001, shares authorized 200,000,000 shares issued 433,680 at March 31, 2023 and 183,680 at December 31, 2022	434	184
Additional paid in capital	936,544	874,294
Common stock to be issued	–	62,500
Accumulated deficit	(3,459,682)	(3,381,481)
Total Stockholders' Deficit	(1,672,704)	(1,594,503)

Total Liabilities and Stockholders' Deficit	$784,317	$912,383

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues
Consulting income	$52,500	$–

Operating expenses:
Consulting fees from related party	22,500	43,500
Consulting fees from unrelated party	57,333	5,000
General and administrative - related party	24,000	–
General and administrative	3,749	38,606
Professional fees	20,303	16,193
	127,885	103,299

Operating loss	(75,385)	(103,299)

Other income (expense):
Interest income - related parties	21,724	5,372
Interest expense - related parties	(23,136)	(27,559)
Interest expense - unrelated parties	(1,404)	(1,547)
	(2,816)	(23,734)

Net loss before taxes	(78,201)	(127,033)

Income tax provision	–	–

Net loss	(78,201)	(127,033)

Undeclared preferred stock dividends	(97,249)	–

Net loss available to common shareholders	$(175,450)	$(127,033)

Net loss per share
(Basic and fully diluted)	$(0.42)	$(0.69)

Weighted average number of common shares outstanding - basic and diluted	417,013	183,680

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Preferred Stock				Common Stock
	Shares	Amount (($.001 Par)	Additional Paid in Capital	Preferred Stock to be issued	Shares	Amount ($.001 Par)	Additional Paid In Capital	Common Stock to be issued	Accumulated Deficit	Total Stockholders’ Deficit

Balances December 31, 2022	–	$–	$–	$850,000	183,680	$184	$874,294	$62,500	$(3,381,481)	$(1,594,503)

Common shares issued	–	–	–	–	250,000	250	62,250	(62,500)	–	–

Preferred shares issued	3,400,000	3,400	846,600	(850,000)	–	–	–	–	–	–

Net loss for the period	–	–	–	–	–	–	–	–	(78,201)	(78,201)

Balances March 31, 2023	3,400,000	$3,400	$846,600	$–	433,680	$434	$936,544	$–	$(3,459,682)	$(1,672,704)

Balances December 31, 2021	–	$–	$–	$–	183,680	$184	$874,294	$–	$(2,955,601)	$(2,081,123)

Net loss for the period	–	–	–	–	–	–	–	–	(127,033)	(127,033)

Balances March 31, 2022	–	$–	$–	$–	183,680	$184	$874,294	$–	$(3,082,634)	$(2,208,156)

The accompanying condensed notes are an integral part of the unaudited financial statements.

The Teardroppers, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022

Cash Flows From Operating Activities:
Net loss	$(78,201)	$(127,033)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,739	6,306

Changes in Operating Assets and Liabilities
Increase in interest receivable - related party	(152)	(1,205)
Increase in prepaid expenses	(95,697)	–
Decrease in lease receivable - related party	51,141	8,690
Increase in accounts payable - unrelated parties	800	19,200
Increase in accounts payable - related parties	47,556	22,994
Decrease in contract liability	(52,500)	–
Increase in accrued interest - related parties	5,623	27,559
Increase (decrease) in accrued interest - unrelated parties	932	(23)

Net cash used in operating activities	(117,759)	(43,512)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related party	12,000	75,000
Repayments on line of credit to related party	(30,018)	(25,000)
Repayments on notes payable - related parties	(33,760)	–
Repayments on notes payable - unrelated parties	(499)	(1,341)
Principal payments on lease payable - related parties	–	–

Net cash (used in) provided by financing activities	(52,277)	48,659

Net (Decrease) Increase In Cash	(170,036)	5,147

Cash At The Beginning Of The Period	170,847	29,158

Cash At The End Of The Period	$811	$34,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Issuance of preferred stock to be issued	$850,000	$–
Issuance of common stock to be issued	$62,500	$–

Cash paid during the year for:
Interest	$17,512	$1,569
Franchise and income tax	$–	$–

The accompanying condensed notes are an integral part of the unaudited financial statements.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

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

On June 13, 2022, (the “Company”) filed with the Secretary of State of the State of Nevada a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to (i) effect a one-for-250 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share, on July 6, 2022 at 8:00 A:M Eastern Time (the “Effective Time”). The total number of shares of common stock that the Company shall have the authority to issue will remain at 200,000,000. As a result of the one-for-250 reverse stock split (the “Reverse Stock Split”), at the Effective Time, each 250 shares of the Company’s common stock issued and outstanding immediately prior to the Effective Time was automatically combined into and become one share of Company common stock. Fractional shares resulting from the reverse stock split were settled by cash payments. As of March 31, 2023, the total amount of common shares outstanding of the Company was 433,680. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2023 is not necessarily indicative of the final results that may be expected for the year ended December 31, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 filed with the SEC on April 17, 2023.

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

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, customer deposits, and line of credit approximate their fair value because of the short-term maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2023 and December 31, 2022.

The Company had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively, using the market and income approaches.

Prepaid Expenses

The Company signed a consulting agreement on December 26, 2022 for due diligence and business development services to be provided over a six-month period. Payment of $145,000 was made January 25, 2023. The expense will be recognized over the term of the agreement beginning January 1, 2023. As of March 31, 2023, $48,333 was reflected on the statements of operations as part of consulting fees - unrelated party. The remainder of $96,667 is reflected on the balance sheet as prepaid expense at March 31, 2023.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, five (5) years for automobile, and seven (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Revenue recognition

The Company follows the provisions of ASC 606 Revenue from Contracts with Customers, and related Accounting Standards Updates. This new revenue recognition standard has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

In December 2022, the Company entered into an agreement to provide consulting services to an unrelated party. The agreement resulted in a contract liability as described below under Consulting Revenue. The terms of the agreement require the Company to provide marketing and branding services on an as needed basis. The single performance obligation is to provide the services requested by the customer. The Company is not responsible for how the customer chooses to utilize the services rendered. The Company has concluded it is a principal in the transaction and recognizes the gross amount of the contract as revenue when the performance obligation is satisfied.

In January 2023, signed an agreement with the same unrelated party for services to be provided to the Company. The agreement resulted in a contract asset as discussed above under Prepaid Expenses. The terms of the agreement require the customer to provide business development and due diligences services on an as needed basis. The Company controls how and when the services will be utilized. The Company has evaluated the agreement and concluded that it is a principal in the transaction. The gross amount of the expense will be recognized over the term of the agreement.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

Advertising Revenue

The primary source of revenue and performance obligation is from the rental of advertising space on custom designed Teardrop Trailers. The length of the rental agreements varies from one to thirty days. Customers pay in advance and revenue is recognized based on the number of days of each contract that have expired. For the three months ended March 31, 2023 and 2022, the Company recognized no income from the rental of the trailers.

In January 2015, the Company received $14,500 as a deposit for advertising space to be provided in the future. As of March 31, 2023 and December 31, 2022 the customer has not utilized the space and no revenue has been recognized as the performance obligations have not been satisfied. At the time the service is provided under the terms of the agreement, the Company will recognize the revenue.

Direct Financing Lease and Interest Revenue

On February 1, 2020, the Company leased a truck and trailer purchased November 2019 for $190,000 to a related party. The lease is classified as a direct financing lease. The cost of the vehicle and related accumulated depreciation has been reclassified to a lease receivable and is reflected on the balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statements of operations. For the three months March 31, 2023 and 2022, the Company recognized interest revenue of $2,049 and $3,819, respectively. See Note 4 for details.

On August 1, 2020, the Company leased a vehicle for $69,000 to a related party. The lease is classified as a direct financing lease. The lease is reflected on the balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statements of operations. For the three months ended March 31, 2023 and 2022, the Company recognized interest revenue of $1,417 and $1,553, respectively. See Note 4 for details

On July 1, 2022 the Company borrowed $649,000 from Gemini Southern. The terms of the loan call for monthly payments on the loan due on the first of each month, a term of 48 months with an interest rate of twelve 12%. On July 5th, 2022, the Company used the proceeds from the loan to acquire two Competition trailers and two over the road tractors. The equipment was then leased to a third-party lessee. Monthly lease payments are $17,250 per month. The Company received a personal guarantee from the Lessee, and is additional insured on the assets. The lease is classified as a direct financing lease. The lease is reflected on the balance sheet as lease receivable – related party. Interest revenue is reflected on the condensed statement of operations. For the year three months ended March 31, 2023, interest revenue of $18,258 was recognized. See Note 4 for details.

Consulting Revenue

On December 26, 2022, the Company entered into an agreement to provide business development services to an unrelated party. Under the agreement the Company will provide services for a period of ten months for $175,000. Payment was received in 2022 in advance of services being performed. The income will be recognized over the term of the agreement beginning January 2023. The advance payment is reflected on the balance sheet as of March 31, 2023 and December 31, 2022 under current liabilities as a contract liability. For the three months ended March 31, 2023, consulting fee income of $52,500 is recognized on the condensed statements of operations.

Credit Losses on Financial Instruments

The Company has leased vehicles to related parties as discussed in Note 4. In accordance with ASC Topic 326 Financial Instruments – Credit losses, the Company reviewed the leases for expected credit losses over the term of the leases. Management considered significant risk factors, historical information and current conditions to forecast expected losses. Based on this information, Management concluded that a reserve for expected losses was not necessary.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

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

Dividends on preferred stock accumulate beginning on the date of issuance, but are not payable until the Board of Directors makes a formal declaration. Accumulated but undeclared dividends are not reported as dividends payable but are included in determining net income or loss available to common shareholders.

The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

As of December 31, 2022, the Company had 3,400,000 shares of preferred stock and 250,000 shares of common stock to be issued in debt cancellation agreements. Such preferred and common shares were issued on January 6, 2023. The preferred stock can be converted into common stock at the option of the Company. There were no potentially dilutive securities as of March 31, 2023.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of March 31, 2023, the Company had a cash balance of $811, an accumulated deficit of $3,459,682, a net cash outflow from operating activities of $117,759, and a net loss for the current period of $78,201. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2023 (remainder of year)	$45,027
2024	5,003
Total	50,030
Less deferred interest	(3,239)
Less current portion	(46,791)
Long-term lease receivable	$0

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2023 (remainder of year)	$11,000
2024	12,000
2025	9,119
Purchase option	37,000
Total	69,119
Less deferred interest	(12,426)
Less current portion	(7,800)
Long-term lease receivable	$48,893

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

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2023 (remainder of year)	$155,250
2024	207,000
2025	207,000
2026	120,750
Total	690,000
Less deferred interest	(128,049)
Less current portion	(144,880)
Long-term lease receivable	$417,071

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

Income from leases is reflected on the condensed statements of operations as interest income – related parties. For the three months ended March 31, 2023 and 2022, interest income was reported of $21,724 and $5,372, respectively.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Property and equipment, purchased	$129,114	$129,114
Less: accumulated depreciation	(108,650)	(105,911)
Property and equipment, net	$20,464	$23,203

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,739 and $6,306, respectively.

NOTE 6 – LINE OF CREDIT FROM RELATED PARTY

On February 25, 2014, the Company entered into a line of credit with DEVCAP Partners, LLC, a California limited liability company (“DEVCAP”), for an amount up to $450,000 with an extended maturity date of December 31, 2023, bearing interest of 10% per annum. Effective July 1, 2019, the loan was assumed by FinTekk AP, LLC, a California limited liability company (“Fintekk”). The terms of the line of credit are unchanged. Both DEVCAP and FinTekk are solely owned by the majority shareholder of the Company and are related parties. On December 15, 2022, the Company converted $62,500 on the line of credit into 250,000 shares of common stock at a value of $0.25 per share. As of March 31, 2023 and December 31, 2022, the balance of the line of credit was $47,129 and $35,129, respectively. The Company recorded accrued interest of $27,315 and $26,411 on the line of credit at March 31, 2023 and December 31, 2022, respectively.

On August 13, 2015, the Company entered into a line of credit with General Pacific Partners, LLC, a California limited liability company, for an amount up to $450,000. The line of credit is a demand loan bearing interest of 10% per annum. General Pacific Partners, LLC is a related party to the Company as it is owned by a majority shareholder of the Company. On July 5, 2017, the balance of $25,000 was converted into 500,000 shares of stock valued at $.05 per share. The balance of the line of credit was $0 as March 31, 2023 and December 31, 2022. The Company owes accrued interest of $4,732 as of March 31, 2023 and December 31, 2022, respectively.

During 2014, the Company entered into a line of credit agreement with Gemini Southern, LLC, a related party. The line of credit is a demand loan with a maximum of $950,000 bearing interest at 10%, maturing December 2023. Effective December 5, 2022, $850,000 of the balance due was converted to 3,400,000 of Class A preferred stock at a value of $0.25 per share. See Note 10 for details of the preferred stock. As of March 31, 2023 and December 31, 2022, the balance due on the line was $176,886 and $206,904, respectively. The Company recorded accrued interest of $261,474 and $256,755 as of March 31, 2023 and December 31, 2022, respectively.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

NOTE 7 – LONG-TERM LIABILITIES – RELATED PARTY

During 2014, the Company entered into a loan agreement with Gemini Southern, LLC, pursuant to which monies were to be paid to the Company by Gemini Southern, LLC, pursuant to the Consulting Agreement dated September 20, 2013. The balance was to be paid with interest commencing January 1, 2015 at a rate of 10% per annum, with a maturity date of December 12, 2018. On April 1, 2018, the balance of the debt, 525,000, was converted into 4,375,000 shares of common stock of the Company. The Company recorded accrued interest on this loan of $145,632 as of March 31, 2023 and December 31, 2022, respectively. The accrued interest was not part of the conversion agreement and continues to be reflected as a liability.

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

Principal payments for the loan are as follows:

2023 (remainder of year)	$107,545
2024	159,226
2025	179,420
2026	114,973
Total	561,164
Less current portion	(145,587)
Long-term liability	$415,577

NOTE 8 – NOTE PAYABLE – UNRELATED PARTY

On August 1, 2020, the Company borrowed $69,000 from an unrelated party to purchase a 2020 Porsche Maran that was subsequently leased to a related party. See Note 4 for details of the lease agreement. The term of the loan is 60 months with payments of $912 per month with interest at 10%. A final payment of $40,529 is due in August 2025. The loan is secured by the vehicle. The Company recorded accrued interest of $932 and $0 at March 31, 2023 and December 31, 2022, respectively.

Principal payments for the next five years will be as follows:

2023 (remainder of year)	$5,094
2024	6,112
2025	44,954
Total	56,160
Less current portion	(6,564)
Long-term liability	$49,596

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS and RELATED PARTIES ACCOUNTS PAYABLE

Line of credit from related parties

The Company has two line of credit agreements with related parties, FinTekk AP, LLC and Gemini Southern, LLC. FinTekk AP, LLC is also the majority shareholder in the Company. DEVCAP Partners, LLC is owned by the same related party that owns Fintekk AP, LLC. See Note 6 for further disclosure.

Consulting expense to related party (FinTekk AP, LLC)

On January 1, 2014, the Company executed a three-year consulting agreement with DEVCAP Partners, LLC, (“DEVCAP”), whereby the Company agreed to pay approximately $7,500 a month for consulting services to be provided to the Company such as marketing, architectural development, accounting, finance, corporate structure and tax planning. Effective July 1, 2019, the agreement was transferred to FinTekk AP, LLC (“FinTekk”). All amounts due to DEVCAP and all future services will be assumed by FinTekk. For the three months ended March 31, 2023 and 2022, the Company recorded consulting fee expense of $22,500, respectively. The amount due but unpaid is $400,335 and $377,835 at March 31, 2023 and December 31, 2022, respectively, and is included in accounts payable related parties on the balance sheets.

Consulting expense to related party (Ray Gerrity)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Executive Officer, Ray Gerrity, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Executive Officer. Mr. Gerrity resigned his position effective March 31, 2018. The amount due but unpaid was $32,500 at March 31, 2023 and December 31, 2022, respectively, and was included on the balance sheets as accounts payable – related parties.

Consulting expense to related party (Robert Wilson)

On January 1, 2014, the Company entered into a verbal consulting agreement with its Chief Financial Officer, Robert Wilson, whereby the Company agreed to pay $2,500 per quarter for consulting services related to his duties as Chief Financial Officer. Mr. Wilson resigned effective April 1, 2017. The amount due but unpaid was $17,500 at March 31, 2023 and December 31, 2022, respectively, and was included on the balance sheets as accounts payable - related parties.

Consulting expense to related party (Cody Ware)

On January 1, 2019, the Company entered into a consulting agreement with its Chief Executive Officer, Cody Ware, whereby the Company agreed to pay $1,500 per month for consulting services related to his duties as Chief Executive Officer. Effective July 2020, the amount was increased to $4,500 per month. Mr Ware resigned his position effective December 15, 2022. .For the three months ended March 31, 2023 and 2022, the Company recorded consulting fee expense of $0 and$13,500, respectively. As of March 31, 2023 and December 31, 2022, the amount due but unpaid was $89,500 and is included in accounts payable – related parties on the balance sheets.

THE TEARDROPPERS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

Consulting expense to related party (Rayna Austin)

In March 2018, the Company signed a consulting agreement with RMA Services to perform sales, due diligence and general administrative services. RMA Services is owned by Rayna Austin. The agreement provides for fees of $8,000 per month with $4,000 paid monthly and $4,000 to be accrued and payable at a future date. Effective December 2, 2022, Rayna Austin became the CFO. For the three months ended March 31, 2023, the Company recorded $24,000 and is reflected as general and administrative expense – related party on the statement of operations. For the three months ended March 31, 2022, was not a related party and the fees are reflected as general and administrative expense. As of March 31, 2023 and December 31, 2022, The Company owed $393,500 and $377,500, respectively. This liability is reflected on the balance sheets as accounts payable – related parties.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of March 31, 2023 and December 31, 2022, the amounts due to the shareholder was $54,071 and is reflected in accounts payable – related parties on the balance sheets.

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

On December 5, 2022, the Company converted $850,000 of related party debt to 3,400,000 of Class A preferred stock at a value of $0.25 per share. No gain or loss has been recognized on the debt conversion. The shares were issued January 6, 2023. See Note 6 for details. Under the terms of the preferred stock authorization, dividends on issued shares begin to accumulate at the rate of $0.12 per share on the date of issuance. Until formally declared by the Board of Directors, preferred dividends are not reported as a liability. As of March 31, 2023, no dividends had been declared. Dividends totaling $97,249 have accumulated but are unpaid as of March 31, 2023.

On December 15, 2022, the Company converted $62,500 of related party debt into 250,000 shares of common stock at a value of $0.25 per share. No gain or loss has been recognized on the conversion. The shares were issued January 6, 2023. See Note 6 for details.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

There were no significant events subsequent to March 31, 2023 through the date the financial statements were issued that are not disclosed.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

The Company had $52,500 in revenue during the three months ended March 31, 2023 compared to $0 in revenue during the three months ended March 31, 2022. The increase in revenue for the quarter was due to a consulting agreement with an unrelated party.

Operating Expenses

For the three months ended March 31, 2023 operating expenses were $127,885 compared to $103,299 for the same period in 2022 for a increase of $27,920. The increase was primarily a result of an increase in general and administrative fees – related party and an increase in consulting fees to unrelated parties from $57,333 from to $5,000 a year prior.

Other Income (Expense)

Interest expense was $24,540 for the three months ended March 31, 2023 compared to $29,106 for the three months ended March 31, 2022. The interest expense decreased due to a decrease in the indebtedness of the Company.

Net Loss

The Company incurred losses of $78,201 for the three months ended March 31, 2023 compared to $127,033 during the three months ended March 31, 2022 due to the factors discussed above.

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

The Company had $811 in cash at March 31, 2023 with availability on our related party lines of credit with FinTekk AP, LLC of $402,871, General Pacific Partners, LLC of $450,000, and Gemini Southern, LLC of $773,114.

Operating activities

During the three months ended March 31, 2023 , we had $117,759 cash used in operating activities compared to $43,512 during the three months ended March 31, 2022. The change was primarily due to increases in prepaid expenses of $95.697 and accrued interest - related parties of $21,936, and decreases in lease receivables of $42,451 and contract liability of $52,500.

Investing activities

We had $0 of cash used by investing activities during the three months ended March 31, 2023 versus $0 provided in 2022.

Financing activities

During the three months ended March 31, 2023, we had $52,277 used from financing activities compared to $48,659 provided for the same period ended March 31, 2022. The change was due to increased principal payments on debt of $37,936 and a reduction in amounts borrowed on related party lines of credit of $50,000.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2023, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Management plans to address these deficiencies by undertaking various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

No changes in our internal control over financial reporting occurred during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2023, the Company had no senior securities issued and outstanding.

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

May 22, 2023

By: /s/ Kevin O’Connell

Kevin O’Connell

Chief Executive Officer

